Form 10QSB
period 1995-05-31
TUFCO INTERNATIONAL INC
filed 1996-08-12
CIK 808714

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10-QSB


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended February 29, 1996

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                       Commission file number 33-10984-LA


                            TUFCO INTERNATIONAL, INC.
         (Name of Small Business Issuer as specified in its charter)

           Nevada                                     95-4071623
     -----------------------                       ------------------
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization                   Identification No.)


                       Pioneer Lane, Gentry, AR  72734
                 -----------------------------------------
                   (Address of principal executive offices)

        Registrant's telephone no., including area code: (501) 736-2201
        ---------------------------------------------------------------
                                No Change
                    ----------------------------------
        Former name, former address, and former fiscal year, if changed since last report.


    Securities registered pursuant to Section 12(b) of the Exchange Act:  None

    Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No    .

Common Stock outstanding at June 30, 1996 - 7,777,800 shares of $.001 par value Common Stock.

               DOCUMENTS INCORPORATED BY REFERENCE:  NONE

[PAGE]

                              FORM 10-QSB

                     FINANCIAL STATEMENTS AND SCHEDULES
                        TUFCO INTERNATIONAL, INC.

                 For the Quarter Ended February 29, 1996.

    The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                      Page of
                                                                     Form 10-Q

Item 1. Financial Statements:
          Condensed Consolidated Balance Sheet--February 29, 1996 . . 3 Condensed Consolidated Statements of Income for the three months and nine months ended February 29, 1996 and
          February 28, 1995 . . . . . . . . . . . . . . . . . . . . .    5
          Condensed Consolidated Statements of Cash Flows--for the
          three months and nine months ended February 29, 1996 and
          February 28, 1995 . . . . . . . . . . . . . . . . . . . . .    6
          Notes to Condensed Consolidated Financial Statements. . . .    7

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . .    8


                           PART II - OTHER INFORMATION
                                                                      Page

Item 1. Legal Proceedings                                              10

Item 2. Changes in Securities                                          10

Item 3. Defaults Upon Senior Securities                                10

Item 4. Submission of Matters to a Vote of Security Holders            10

Item 5. Other Information                                              10

Item 6(a). Exhibits                                                    10

Item 6(b). Reports on Form 8-K                                         10

[PAGE]

                            TUFCO INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               FEBRUARY 29, 1996
                                  Unaudited



ASSETS
Current Assets:
    Cash                                                $          9,667
    Accounts and notes receivable, less
      allowance for doubtful accounts
      of $175,000
         Trade                                                   938,524
         Affiliates                                              770,609
    Inventories                                                  517,064
    Deferred income tax benefits                                  73,989
    Other current assets                                          86,981
                                                              ----------
                                                               2,396,834
                                                              ----------

Property and equipment                                         1,119,652
Accumulated depreciation                                         395,892
                                                              ----------
                                                                 723,760
                                                              ----------

Reacquired franchise territory                                   372,357
Accumulated amortization                                         211,868
                                                              ----------
                                                                 160,489
                                                              ----------

Other assets                                                      22,960
                                                              ----------
                                                        $      3,304,043
                                                              ==========

                                     3
[PAGE]

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                  $        212,669
  Trade accounts payable                                       1,191,231
  Income taxes payable                                           311,270
         Accrued expenses                                         75,156
                                                              ----------
                                                               1,790,326
                                                              ----------

Long-term debt                                                    41,650
                                                               ---------
Deferred compensation                                             82,683
                                                               ---------
Common stockholders' equity:
  Common stock, $.001 par value;
  authorized 50,000,000 shares;
  issued and outstanding 7,777,800
  shares                                                           7,778
  Retained earnings                                            1,181,188
  Other common stockholders equity                               200,418
                                                               ---------
                                                               1,389,384
                                                               ---------
                                                        $      3,304,043
                                                               =========

                                    4
[PAGE]

                          TUFCO INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

        For the three months and nine months ended February 29, 1996 and February 28, 1995
                               Unaudited


                                  1996                        1995
                          ----------------------       ----------------------
                           3 months     9 months        3 months     9 months
                          ---------   ----------       ----------    --------
Net Sales:
  Trade                   $1,625,414    $ 4,077,168    $1,319,146  $3,485,968
  Affiliates                 464,763      1,356,422       363,798   1,105,685
                          ----------    -----------    ----------   ---------
                           2,090,177      5,433,590     1,682,944   4,591,653
                          ----------    -----------    ----------   ---------

Cost of sales              1,465,921      3,762,718     1,083,195   3,050,681
Selling expenses             163,684        509,432       190,110     556,806
General and administrative
 expenses                    272,807        736,473       199,342     611,181
Bad debts                    125,000        125,000       115,529     115,529
Other (income) expense        (9,441)       (37,620)       (6,119)       (624)
                          ----------     ----------     ---------   ---------
                           2,017,971      5,096,003     1,582,057   4,333,573
                          ----------     ----------     ---------   ---------
Income (loss) before
 income taxes                 72,206        337,587       100,887     258,080
                          ----------     ----------     ---------   ---------
Provision (credit) for
income taxes
 Current                      83,378        191,135        44,923     124,950
 Deferred                    (49,202)       (53,122)       (6,410)    (22,142)
                          ----------     ----------     ---------   ---------
                              34,176        138,013        38,513     102,808
                          ----------     ----------     ---------   ---------

Net income (loss)            $38,030       $199,574       $62,374    $155,272
                          ==========     ==========     =========    ========
Income (loss) per share:

Net income (loss)           $0.00489       $0.02566      $0.00802    $0.01996
                          ==========     ==========      ========    ========
Weighted average number
 of shares outstanding     7,777,800      7,777,800     7,777,800   7,777,800
                          ==========     ==========    ===========  ==========


                                       5
[PAGE]

                             TUFCO INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the three months and nine months ended February 29, 1996 and February 28, 1995
                                  Unaudited

                                       1996                      1995
                               ----------------------    --------------------
                                3 months     9 months    3 months    9 months
                               ---------   ----------    ----------  --------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES             $65,868     $92,419      $66,589     $20,151

CASH FLOWS FROM INVESTING
ACTIVITIES

 Proceeds from sale of property
  property and equipment               0      10,000            0      10,000
 Proceeds from sale of reacquired
  franchise territory              6,715      25,554        8,785      23,785
 Purchase of property and
  equipment                      (63,367)    (89,091)     (41,088)    (67,540)
                                  -------    --------     --------    --------
 Net cash provided by (used in)
  investing activities           (56,652)    (53,537)     (32,303)    (33,755)
                                  -------    --------     --------    --------
CASH FLOWS FROM FINANCING
 ACTIVITIES

 Principal payments on long-term
  debt                            (8,846)    (29,999)     (11,606)    (46,692)
 Principal payments on short-
  term bank notes                      0           0      (20,000)    (35,033)
 Proceeds from stock issued for
  future income rights                 0           0            0       5,000
                                  -------    -------      -------      -------
 Net cash used in financing
  activities                      (8,846)    (29,999)     (31,606)    (76,725)
                                  -------    -------      -------      -------

INCREASE (DECREASE) IN CASH          370       8,883        2,680     (90,329)

CASH, BEGINNING OF PERIOD          9,297         784        1,058      94,067
                                  -------     ------      -------      -------
CASH, END OF PERIOD               $9,667      $9,667      $ 3,738      $3,738
                                  =======    =======      =======      =======


                                       6
[PAGE]


                          TUFCO INTERNATIONAL, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                Unaudited

NOTE 1:  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles for complete financial statements or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of these financial statements may wish to refer to the Company's financial statements for the year ended May 31, 1995 included in the Company's Form 10-KSB for further information.

The financial information has been prepared in accordance with generally accepted accounting principles and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The condensed consolidated results of operations for the three months and nine months ended February 29, 1996 are not necessarily indicative of the operating results for the full year.



                                     7

[PAGE]

                           PART I - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company is engaged in the business of selling and installing industrial flooring, ceiling and wall systems. The following Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's Form 10-KSB for the year ended May 31, 1995.

Financial Condition

    Total assets at February 29, 1996 were $3,304,043 compared to $2,617,157 at the year ended May 31, 1995 an increase of 26%. The Company's cash position remains limited, $9,667 at February 29, 1996. During the last several years, the Company's cash position has been limited and its ability to expand its operations in a meaningful way is restricted by its limited cash position.

    Receivables from non-affiliates increased from $677,680 at May 31, 1995 to $938,524 at February 29, 1996 an increase of 38%. This significant increase was primarily the result of an increase in revenues for the first three quarters of fiscal year 1995. Receivables from affiliates were up from $460,563 at May 31, 1995 to $770,609 at February 29, 1996.

    Inventories increased to $517,064 at February 29, 1996 compared to $427,079 at May 31, 1995. The increase of inventory was primarily the result of a build up of inventory for installations to be performed in the last quarter of fiscal year 1995.

    The Company does not currently have any lines of credit and has historically borrowed short term funds from its affiliates and from commercial banks for working capital. At February 29, 1996, the Company had total liabilities to banks of $212,669, which is classified as current debt. This loan has historically been renewed in June of each year. This loan is secured by the Company's real property and is guaranteed by Donald L. Cox and Lucille
M. Cox, officers and directors of the Company.

    At February 29, 1996, total liabilities were $1,914,659 compared to $1,435,134 at May 31, 1995 an increase of 33%. During this same period, there was an increase of 38 % in total assets. During the same period, stockholder's equity increased from $1,182,023 to $1,389,384 an increase of approximately 18%.

Results of Operations

    The Company's revenues are primarily attributed to the sale of flooring components to franchisees and licensees, the sale and installation of complete flooring jobs by the Company and the sale and installation of interior ceiling and wall systems.


                                      8
[PAGE]

    Total net sales for the three month period ended February 29, 1996, were $2,090,177 compared to $1,682,944 for the three month period ended February 28, 1995, an increase of approximately 24%. Total net sales for the nine months ended February 29, 1996 were $5,433,590 compared to $4,591,653 for the three months ended February 28, 1995, an increase of approximately 18%. The increase in sales was attributable to an increase in sales to franchisees. During the past year, several franchise territories have been divided into smaller territories and the Company has added several new franchises. These new franchises have helped to increase the revenue of the Company. During the quarter ended February 29, 1996, sales of Arcoplast Ceilings and Wall Systems were approximately 7% of total sales.

    Operating Expenses. Cost of sales during the three month and nine month period ended February 29, 1996 was 70% and 69% respectively of total sales as compared to 64% and 66% for the three month and nine month period ended February 28, 1995.

    For the three month period ended February 29, 1996, total general and administrative expenses were $272,807 compared to $199,342 for the three month period ended February 28, 1995. For the nine month period ended February 29, 1996, total general and administrative expenses were $736,473 (14% of total sales) compared to $611,181 for the nine months ended February 28, 1995 (13% of total sales).

    For the three month period ended February 29, 1996, total selling expenses were $163,684 (8% of total sales) as compared to $190,110 (11% of total sales) for the three month period ended February 28, 1995. For the nine month period ended February 29, 1996, selling expenses were $509,432 (9% of total sales) compared to $556,806 for the nine months ended February 28, 1995 (12% of total sales).

    Total cost of sales and operating expenses for the three month period ended February 29, 1996 were $2,017,971 (97% of total sales) compared to $1,582,057 (94% of total sales) for the three month period ended February 28, 1995. Total cost of sales and operating expenses for the nine months ended February 29, 1996 were $5,096,003 (94% of total sales) compared to $4,333,573 for the nine months ended February 28, 1995 (94% of total sales).

    Net Income. For the three month period ended February 29, 1996, the Company had net income of $38,030 compared to net income of $62,374 for the three month period ended February 28, 1995. For the nine month period ended February 29, 1996, net income was $199,574 compared to $155,272 for the nine months ended February 28, 1995, a decrease of approximately 11%.

Inflation

    The Company's business and operations have not been materially affected by inflation during the past year and the current fiscal year.


                                     9

[PAGE]

                         PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.  None.

Item 2.   Changes in Securities.  None.

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information.

Item 6(a).    Exhibits.  None.

Item 6(b).    Reports on Form 8-K. None





                                     10



[PAGE]

                             SIGNATURE

    In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: July __, 1996                   TUFCO INTERNATIONAL, INC.


                                     By /s/ Donald L. Cox
                                       ______________________________________
                                       Donald L. Cox
                                       President
                                       Principal Executive Officer


                                    By /s/ Brent E. Mills
                                       ______________________________________
                                       Brent E. Mills
                                       Controller
                                       Principal Financial Officer





                                   11