Form 10KSB
period 1996-05-31
TUFCO INTERNATIONAL INC
filed 1996-10-21
CIK 808714

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------


                                   FORM 10-KSB
                               ------------------


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended May 31, 1996

                                                            OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       Commission file number 33-10984-LA
                               ------------------


                            TUFCO INTERNATIONAL, INC.
           (Name of Small Business Issuer as specified in its charter)
                                Nevada 95-4071623
                           ---------------------------


                (State or other jurisdiction of (I.R.S. employer
               incorporation or organization) identification No.)

                            12575 Pioneer Lane 72734
                           Gentry, Arkansas (Zip Code)
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (501) 736-2201


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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     The Issuer's revenues for the fiscal year ending May 31, 1996 were $7,373,806.

     As of October 15, 1996, 7,777,800 shares of the Issuer's common stock were issued and outstanding 1,129,373 of which were held by non-affiliates. As of October 15, 1996, the aggregate market value of shares held by non-affiliates (based upon an average price) was approximately $1,058,787.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

ITEM 1.  BUSINESS

General

     Tufco International, Inc., (the "Company") is engaged in the business of installing industrial floors, ceilings and walls and selling floor, ceiling and wall products, supplies and techniques to its franchisees and licensees. The Company's floors are known as "Tufco Floors" and the Company's ceilings and walls are known as "Arcoplast" ceilings and walls in the market place. The installation of the Company's floors, ceilings and walls is accomplished by the Company or by one of the Company's franchisees or licensees.

     In March, 1992, the Company entered into an agreement with Ghislain Beauregard to assist the Company in its marketing, selling and installation of an interior ceiling and wall system (Arcoplast) developed by Mr. Beauregard and by whom the Company has been granted exclusive rights in the United States and its possessions, Mexico and South America.

Industry Overview

     The industrial flooring, ceiling and wall industry is made up of a number of small and medium size businesses offering a variety of flooring, ceiling and wall techniques, products and surfaces to industrial customers. Many industries engaged in manufacturing or other lines of business have flooring, ceiling and wall requirements as a result of extensive wear or chemical corrosion. Some businesses are engaged in industries which have specific industry flooring, ceiling and wall standards. For example, the USDA has promulgated numerous standards for flooring, ceilings and walls used in food operations. Flooring, ceiling and wall standards are generally adopted for health and safety reasons.

     Many businesses use a variety of chemicals in their manufacturing operations which frequently result in corrosion of the floors, ceilings and walls. Corrosion of floors, ceilings and walls can cause great expense and unsafe working conditions for such businesses.

     The Tufco Floor is designed to provide industrial users with a corrosion resistant, skid resistant and wear resistant floor. From time to time, the Company has submitted to the USDA information concerning the chemical components of Tufco Floor products. For more than 20 years, the USDA has stated that the chemical composition of Tufco Floors is acceptable for use in food processing and meat packaging industries.

     Arcoplast ceilings and walls are designed for industrial users which require sanitary, durable, impact-resistant and maintenance-free wall and ceiling surfaces. For more than six years, the USDA has stated that the chemical composition of Arcoplast ceilings and walls is acceptable for use in food processing and packaging industries.

Company Products

     Tufco Floor. The Company's primary product is the TUFCO FLOOR. Its industrial flooring surface is offered in a variety of colors and formulations designed to meet the specific needs and requirements of its customers. A Tufco Floor is a floor made from six laminated layers of various types of resins, bonding agents, aluminum oxide, high grade finishing sand and other components. Each of the six separate layers consists of distributed resin squeegeed over the existing flooring surface. Aggregate is distributed throughout two of the layers. Aluminum oxide or sand is used in the top layers for maximum wear and to provide a safe, skid proof surface. The Tufco Floor is installed on top of an existing floor, generally concrete. The Tufco Flooring process requires that the existing floor be treated both chemically and mechanically pursuant to Tufco specifications prior to the application of the Tufco Floor.

     The exact composition of a Tufco Floor varies according to the needs and requirements of the specific customer. Tufco Floors are designed to be chemical resistant, skid resistant and wear resistant and come with a five year warranty. Historically, Tufco Floors have been made from a vinyl ester base. Tufco Floors are now available with a 100% solid epoxy which contains no styrene and is therefore, free of this styrene odor. This allows a Tufco Floor to be installed in such industrial plants as food processing plants or open vat breweries without a shut down in processing lines due to styrene odors.

     The Company's product line essentially consists of the various components of the Tufco Floor sold to its franchisees and licensees. The Company's products are offered and sold to its franchisees and licensees in bulk which permits such franchisee or licensee to complete a particular flooring installation project. The Company also offers and sells "patch kits" which come in several colors and permit small repairs to be easily made.

     Tufco Floors have been installed on various sizes of floors ranging from 200 square feet to 95,000 square feet. The Company estimates that the average flooring job requires 4,000 square feet of Tufco Flooring and takes approximately 40 hours to install. The installation of a floor this size typically requires the services of 6 installers. Tufco Floors are generally ready for full usage within six hours after installation is complete.

     Arcoplast Ceilings and Walls. The Company also sells Arcoplast ceiling and wall panels. These are sandwich-type composite panels used for wall and ceiling surfaces requiring sanitary, durable, impact-resistant, maintenance-free finishes. The exact composition of the Arcoplast ceiling and wall panels varies according to the needs and requirements of the specific customer. The panels are used in manufacturing, processing, researching and storing of foods, pharmaceuticals, human and animal health care units and occupancies subject to contamination or absorption of chemicals, odors or other deleterious substances, public washrooms and sewage disposal and areas subject to high maintenance under demanding conditions.

     The ceiling and wall panels are faced with hard, high-gloss permanently durable polymer which are bonded over urethane, or water-resistant plywood, or solid glass fiber reinforced plastic cores which range in thicknesses from 1/4 inches to 3/4 inches. Insulating panels are fabricated in thicknesses from 5/8 inches to 6 inches. Composite panels are fabricated in sections which are 10 feet by 50 feet and can be cut to suit constraints of the site, transport, access or erection. The composite panels meet all requirements of federal regulations governing food processing and storage.

     Arcoplast ceilings can be constructed by laying the panels in suspended inverted T-framing, suspending the panels from any roof or floor structure above or by securing the panels to the undersides of furring, joints, or floor or roof slabs. Arcoplast walls can be constructed by securing the wall liner panels to studs, or to furring anchored to concrete or to masonry partitions or by anchoring the self-supporting insulating panels between the floor and ceiling above.

     The most significant part of the Company's revenue has been generated from the sales of Tufco Flooring and related products and only a small portion has been from the sale of Arcoplast ceilings and walls. The Company's revenues are dependent upon the continued acceptance and use of its Tufco Flooring and Arcoplast ceilings and walls in the market place.

Warranties

     Tufco Floors are warranted to the customer by the franchisees for a period of five (5) years subject to certain conditions. If the conditions are met, the Tufco Floor is unconditionally warranted by the franchisee for its normal intended use for three years and will be replaced or repaired at no charge to the customer. During the fourth year following installation, the franchisee will pay 75% of the cost of repair or replacement and the customer will pay 25% of the cost. During the fifth year following installation, the franchisee will pay 50% of the costs of repairing or replacing the floor and the customer will be required to pay 50% of the price. During the last two fiscal years, the Company has not accrued or incurred any material costs for repair or replacement of floors pursuant to its warranty.

     Arcoplast panels and finishes are warranted to the customer by the franchisee to be free from cracking, crazing or peeling for five (5) years subject to certain conditions. Labor is not covered under the warranty. In the event of repair or replacement of ceilings and walls, the Company will pay 100% of the costs for such repair or replacement. The Company only recently commenced marketing Arcoplast products and has not accrued or incurred any costs for repairs or replacement pursuant to its warranty.

Customers

     Tufco Floors and Arcoplast ceilings and walls have been installed for national and local businesses operating in a wide variety of industries. Generally, the Company solicits business from nationally based customers and then refers such nationally based customers to the franchisee operation within the territory in which the Tufco Floor or Arcoplast ceiling or wall is to be installed. The franchisee then installs the Tufco Floor or the Arcoplast ceiling or wall for the nationally based company and the Company sells the floor supplies or ceilings or walls to the franchisee. The franchisee also solicits local businesses in the franchised or licensed territory.

     Nationally based businesses for which Tufco Floors have been installed include, but are not limited to the following: Star-Kist Tuna, Van de Kamp, Ralston-Purina, Kal-Kan, Del Monte, Frito- Lay, Pepsico, Iowa Beef, Tyson's Foods, Cargill, Con Agra, Proctor & Gamble, Campbell's Soup, General Mills, Kraft Foods and others.

     Nationally based businesses for which Arcoplast ceilings and walls have been installed include, but are not limited to the following: IBP, Inc., Pepsico, La Siesta Foods, Mid-America Dairy, Nestle Carnation, Sara Lee, Liquimex, Kraft Foods, McKee Baking Co., Hormel and others.

     The Company primarily sells its products to its franchisees who in turn install Tufco Floors and Arcoplast ceilings or Arcoplast walls for the ultimate user. The Company has a limited number of franchisees and therefore, a limited number of direct customers. During the years ending May 31, 1995 and 1996, there were franchisees that accounted for more than 10% of the total sales of the Company. These franchisees were the following:

                                             Year Ended May 31

                                     1995        Per        1996          Per
         Franchisee                  Sales       cent       Sales         cent

         Arkotex, Inc.            $1,369,000     22%        1,537,000      21%

         Tufco Flooring
          Systems of Florida,                               $   _____      __%
          Inc.

         Tufco Mid-Atlantic, Inc. $   665,000    10%        $_________     __%

         Tufco Flooring, Inc.     $   994,000    16%        $1,088,000     15%

              TOTAL               $3,028,000     48%        $2,625,000     36%


Suppliers and Manufacturing

     Tufco Floors are made up of various resins, sands, aluminum oxide and other components. The Company purchases the various components from its suppliers and has the components shipped to the Company's headquarters. The Tufco Floor components are stored in the Company's warehouse facilities until needed for a specific installation project. At such time, the Company's employees prepare and assemble the specific ingredients required in the Tufco Floor to be installed at the particular installation project. These ingredients are prepared and assembled from the various components stockpiled at the Company's warehouse facility. The specific ingredients are then packaged in metal drums and plastic containers and shipped for installation. The Company ships, in its own trucks and independent common carriers, the containers of Tufco Flooring mix directly to the franchisee who installs the Tufco Floor for the customer.

     Arcoplast ceilings and walls are composite panels faced with hard, high-gloss permanently durable polymer. Finishes are permanently bonded over urethane, or water-resistant plywood, or solid glass fiber reinforced plastic cores. The panels are fabricated by third party manufacturers in sections 10 feet by 50 feet and can be cut to suit the constraints of site, transport, or access. The panels are fabricated when there is a particular project to be installed. The panels are attached mechanically with screws, rivets and/or bonding adhesives. The Company purchases the various components from its suppliers and has the components shipped to the Company's headquarters. The panels are shipped and stored on skids and remain stored flat on their skids until the time of installation. The panels require protection before, during and after installation. The Arcoplast ceiling and wall assembly components are stored at the Company's warehouse facilities until needed for a specific installation project. Arcoplast ceiling and wall panels are rarely warehoused by the Company.

     For the years ending May 31, 1996 and 1995, the Company purchased 41% and 45%, respectively, of its raw materials from Interplastics Corporation. Management believes that it could purchase equivalent raw materials from other sources at comparable cost, and an interruption in the relationship with such supplier should not have an adverse effect on the continuous flow of the Company's operations.

     The balance of the Company's raw materials are purchased from a number of different suppliers. Management believes that it would be able to find suitable alternative suppliers at comparable costs in the event it were not able to purchase such supplies from its current suppliers.

Franchise Program

     The Company primarily sells its flooring products to various franchisees and licensees located in the United States, Mexico and Canada. There are currently 14 franchise areas in the United States and Canada. The earliest franchise was sold in 1976 and the most recent franchise was sold in 1994. Upon the sale of a franchise territory, a franchisee pays an initial franchise fee and a continuing franchise fee, the amounts of which depend on the franchise area granted. The initial franchise fee is payable in advance and the continuing franchise fee is payable quarterly based upon a percent of the gross revenues (normally 10%) of the franchisee, until paid in full. Initial franchise fee revenue received is deferred until all material services or conditions relating to the franchise agreement have been substantially performed or satisfied by the Company. Upon completion of substantial performance, continuing franchise fees are recognized when received. No initial franchise fee revenue was recognized the two years ended May 31, 1996 and 1995. Continuing franchise fee revenue recognized for the two years ended May 31, 1996 and 1995 was $80,000 and $49,000, respectively.

     The franchise agreement grants the franchisee the right to own and operate Tufco Flooring Franchises at locations approved by the Company. The franchisees may offer and sell flooring products and services which utilize the trade secrets, secret processes, formats, designs, methods, specifications, standards, operating procedures, trademarks and other commercial symbols of the Company. Arcoplast products and certain coatings and grouts presently under development are not included in the franchise agreement. Each franchisee is required to purchase Tufco Floor components from the Company. Some materials, such as sand may be purchased locally with Company approval. Franchisees must pay royalties to the Company if they purchase resins from another supplier. The purchase of resins from another supplier can only be made after Company approval. The sale of components to franchisees is the principal source of income to the Company with respect to the franchisees.

         There are currently the following operating franchisees:

          Date             Franchise
         Granted           Area(1)

1.        8/01/76          Oklahoma, Texas, Arkansas, Louisiana
2.       11/01/82          N. and S. Dakota, Nebraska, Kansas, Iowa,
                             Missouri, Colorado
3.       11/01/82          Tennessee, North Carolina and South Carolina,
4.        8/02/86          Northern California,
5.        1/04/88          Nevada, Washington, Oregon, Idaho, Montana, Wyoming,
                           Utah,
6.       11/01/88          Florida, Georgia,
7.       12/10/88          Minnesota, Michigan, Illinois, Indiana, Wisconsin,
8.       10/03/94          Ohio, Kentucky, West Virginia,
9.        2/28/87          Ontario, Canada,
10.      12/01/89          Quebec, Canada,
11.       3/04/86          Maritimes, Canada,
12.      11/1/94           Mississippi, Alabama,
13.      1/1/95            Southern California, Arizona, New Mexico,
14.      12/95             Delaware, Virginia, Maryland, New Jersey.

(1) Franchise Area No. 2 is Tufco Flooring, Inc., which is owned by Melvin Cox, brother of Donald L. Cox. Franchise Area No. 6 is Tufco Flooring Systems of Florida, Inc., which is owned by Gilbert Bachellor, brother of Lucille M. Cox. Franchise Area Nos. 9, 10 and 11 were serviced by Tufco Canada. (See "Certain Transactions.") No affiliated franchise has been given terms more favorable than any other franchisee.

     There are currently 10 states which are not covered by a franchise relationship. Any Tufco Floor installation in such states is performed by the Company or a licensee of the Company. In September 1993, the Caribbean Island franchise agreement was discontinued by the Company due to non-performance under the franchise agreement. In January 1994, the franchise agreement for the areas of Ohio, Kentucky and West Virginia was discontinued by the Company due to non-performance under the franchise agreement. In October 1994, this franchise territory was resold for $425,000.

Sales Information

     The Company's products were sold to its franchisees and licensees who utilize the products to install Tufco Floors and Arcoplast ceilings and walls for their customers. For purposes of this section, sales are divided into franchise sales and Company sales (which are revenues primarily generated from the installation of floors). Information about gross sales during the last two years is as follows: 5/31/96 5/31/95

                                        5/31/96                   5/31/95
         Franchise Sales (1)          $5,784,000                 4,796,000
         Royalties (2)                $  288,000                   284,000
         Franchise Fees (3)           $   80,000                    49,000
         Company Sales (4)            $  816,000                   870,000
         Foreign Sales (5)            $  406,000                   328,000

         Total Sales                  $7,374,000                $6,327,000

(1)  Sales of products to franchisees.

(2)  Royalties received from sales of products to franchisees.

(3)  Initial and continuing franchise fees.

(4) Sales made directly by the Company or by its subsidiaries which are unrelated to revenues generated from transactions with franchisees.

(5) Sales generated by the Company from sales of products to Tufco Canada and the Canadian Franchises and sales of products and installations performed by the Company in Mexico.

     The Company's products were sold in the United States, Mexico and Canada during the last two years. The following chart provides information as to the allocation of sales between United States and foreign markets.

                                         5/31/96                   5/31/95

                 U.S. Sales            $6,968,000                $5,999,000
                 Foreign Sales         $  406,000               $   328,000

                 Total Sales           $7,374,000                $6,327,000

     For the fiscal year ended May 31, 1996, approximately 93% of the Company's sales were for Tufco Floors and 7% of the Company's sales were for Arcoplast ceilings and walls. For the fiscal year ended May 31, 1995, approximately 95% of the Company's sales were for Tufco Floors and 5% of the Company's sales were for Arcoplast ceilings and walls.

Marketing

     The Company's products are primarily marketed by its franchisees and licensees who conduct their own marketing campaigns and develop their own marketing strategies. The Company does attend various trade shows and advertises in various trade journals. In October 1994 and August 1995, the Company released its first technical three ring binder and flooring guides which includes technical information, specification sheets, product selector and sample cards. In October, 1994, the Company had also began a pilot market and product development program targeting the Industrial Petrochemical and Pulp and Paper Industries in Texas, Louisiana, and the Mississippi Gulf Cost.

Competition

     The business in which the Company competes is fragmented and subject to numerous competitive factors which include price, quality, reliability and market acceptance. The Company faces competition from numerous sources which operate on a national, regional or local basis. Although Management believes the Company's Tufco Floor and Arcoplast ceilings and walls offer advantages over competitive products, there can be no assurance that the Company will be able to effectively compete in the market place. Competing producers of the Company's Tufco Floor include, but are not limited to: Stonhard, General Polymers, Ceilcote and Trowelon. Competing producers of the Company's Arcoplast ceilings and walls include, but are not limited to: Kemlite, Lasco, Sequentia and Kal Lite.

Trademarks

     The Company has obtained a trademark for the name "Tufco" from the United States Patent and Trademark Office. The trademark was granted for a term of 20 years ending March 11, 1994. The trademark renewal was registered on March 12, 1994 under Registration No. 980205 in class 12 for "laminated seamless acid resistant flooring". The Company has also obtained a trademark for the name Arcoplast" from the United States Patent and Trademark Office. The trademark was granted for a term of 6 years ending June 20, 2001. The trademark was registered June 20, 1995 under Registration No. 1900648 in class 12 for "fiberglass reinforced wall and ceiling panels." The Company has also obtained with the Department of Commerce and Industrial Development (SECOFI) in Mexico trademarks for the names "Tufco" and "Arcoplast." The Company has applied for trademarks on its Nemean line of products, which includes Terralith grouts and Lioncoat protective epoxy coatings. The Company has not sought or obtained patent protection for its floors but relies on trade secret protection. The Company also relies on trade secret protection for its Arcoplast ceilings and walls.

Research and Development

     During the past two years, the Company's expenditures in regards to research and development have been insignificant. The Company is now in the process of developing several new products to be used in conjunction with the Tufco Floors and the Arcoplast ceilings and walls. The Company has developed Tuf-base, a polymer baseboard. Tuf-base is fabricated by third party manufacturers from flexible, dimensionally stable thermoplastic polymers selected to suit aesthetic and functional requirements of severe occupancies. Occupancies benefitting from Tuf-base include: facilities processing, handling or storing dairy, poultry or meat products; laboratories with finishes exposed to chemical attack; hospitals, infirmaries or health care facilities with essential sanitary requirements; and plants manufacturing pharmaceuticals or other products requiring sterile environments.

     The Company has also developed a high heat service polymer grout suitable for use at constant temperatures of up to 500 degrees Fahrenheit and higher excursion temperatures. This polymer grout combines the thermal stability of epoxy novolac resin (the same resin used as a binder for abrasives in grinding wheels and in electrical laminates for elevated temperature service and hot solder resistance) and a tightly graded aggregate blend containing hollow ceramic spheres to yield superior strength and stability under high temperature conditions. Applications for the high heat service polymer grout include: high temperature machinery grouting; heat sinks beneath ovens, cookers or fryers; hot liquid spill containment dike liners; trowelable floor in cooker and fryer rooms; and proven replacement for acid brick floors.

     Additionally, the Company has also developed several chemical resistant coatings to be used in secondary containment structures surrounding above-ground tanks. The coating was developed due to regulations promulgated through the Environmental Protection Agency ("EPA") under the Resource Conservation and Recovery Act ("RCRA") to protect groundwater sources from being contaminated by hazardous wastes and from subsequently harming human health and the environment. Title 40 of the Code of Federal Regulations, part 264 (40 CFR 264) covers standards for owners and operators with options on how to contain hazardous chemicals should one of their storage tanks or pumps spring a leak. One such option is to store the tanks in concrete vaults. The regulations state that vaults must be:

 - Constructed with chemical-resistant water stops in place at all joints.

 - Provided with an impermeable interior coating or lining that is compatible with the stored hazardous chemicals and that will prevent migration of waste into the concrete and, ultimately, into the soil.

     The  Company   believes   this   chemical-resistant   coating   could  have
applications in residential and commercial buildings, bridges, tanks and industrial facilities.

     There can be no assurance that the Company will receive any significant revenues from any of its recently developed technologies.

Governmental Regulation

     The Company is, and will continue to be, subject to numerous governmental regulations by federal, state, local and foreign government agencies which are applicable to all businesses in general. Additionally, the Company is subject to numerous federal and state laws and regulations which are specifically designated for businesses involved in the franchise industry and businesses which may be required to dispose of chemical products, such as the resins, which are components of the Company's Tufco Flooring. The Company is subject to the franchise rules and regulations of the Federal Trade Commission and the various states in which it offers and sells franchises. The Company will continue to be subject to franchise regulations both on a federal and state basis and will continue to incur costs in complying with such rules and regulations.

     Management believes the Company is currently in compliance in all material respects with applicable federal, state, local and foreign regulations, statutes and ordinances regulating the discharge of materials into the environment and otherwise relating to the protection of the environment. Management does not believe the Company will be required to expend any material amounts in order to remain in compliance with these laws and regulations or that compliance will materially affect its capital expenditures, earnings or competitive position in the marketplace.

     Some of the Company's floor installations include the use of a chemical known as styrene. On March 17, 1993, the Styrene Information and Research Center filed a report with the EPA which indicated that preliminary results of a recent epidemiological study showed an increase of incidents of cancers in a group of employees and former employees of the fiber reinforcement plastics industry. Based on information received from Ashland Chemical, Inc., a supplier of the Company, the Company understands that this latest study contradicted past studies and that the data will be further reviewed. The Company is unable to determine what effect, if any, this recent study will have on its business. The Company does offer products which do not utilize styrene.

Employees

     The Company employs 16 full-time personnel, 3 of whom are executives, 3 of whom are clerical, 1 of whom is involved in research and development, 1 of whom is involved in safety compliance, and 3 of whom are engaged in sales. The Company also employs 3 warehouse personnel and 2 installation supervisors. The Company hires part-time employees on an as-needed basis.

Insurance

     The Company maintains liability insurance in the amount of $1,000,000 per occurrence and $2,000,000 in the aggregate. While Management believes its insurance policies to be adequate in amount and coverage for its current operations, there can be no assurance that coverage will continue to be available in adequate amounts or at a reasonable cost, and there can be no assurance that the insurance proceeds, if any, will cover the full extent of loss resulting from the claims.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company owns approximately 15 acres of property on Pioneer Lane in Gentry, Arkansas upon which its offices, warehouse and research and development facilities are located. The

Company's offices, warehouse and research and development facilities are contained in a building of approximately 17,000 square feet. Management believes its facilities are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

     There are not presently any material legal proceedings to which the Company is a party or which any of its property or wholly-owned subsidiary is subject and no such proceedings are known to be threatened or contemplated against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to the Company's shareholders for voting during the fourth quarter of the fiscal year ending May 31, 1996.


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND WARRANTS AND RELATED SECURITY HOLDER MATTERS

     A. The Company's common stock is quoted on the NASD's Electronic Bulletin Board, however, during the last two years there has been only a limited number of actual transactions. There can be no assurance that an active market in the Company's common stock will ever develop or if developed that it will be sustained.

     B. Holders of Common Stock. The approximate number of holders of record of the Company's common stock was 47 as of October 15, 1996. Management believes the actual number of beneficial holders of its Common Stock is greater than the number of shareholders of record.

     C. Dividends. The Company has never paid a cash dividend to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Outstanding Warrants

     Each Unit offered and sold in the Company's initial public offering consisted of ten (10) shares of common stock, one hundred (100) Class "A" Common Stock Purchase Warrants, one hundred (100) Class "B" Common Stock Purchase Warrants and one hundred (100) Class "C" Common Stock Purchase Warrants. Each Class "A" Warrant entitles the holder to purchase one share of the Company's common stock at $.75 per share, each Class "B" Warrant entitles the holder to purchase one share of the Company's common stock at $.95 per share and each Class "C" Warrant entitles the holder to purchase one share of common stock at $1.15 per share.

     The Class "A" Warrants were originally scheduled to expire on January 11, 1989. The Class "B" Warrants were originally scheduled to expire on January 11, 1990. The Class "C" Warrants were originally scheduled to expire on January 11, 1991. The exercise period of all Warrants have been extended and modified on several occasions and are currently as follows:

1. Class "A" Warrants. Expiration on the later of December 31, 1996 or 45 days from the effective date of the Company's Prospectus.

2. Class "B" Warrants. Expiration on the later of December 31, 1996 or 90 days from the effective date of the Company's Prospectus.

3. Class "C" Warrants. Expiration on the later of December 31, 1996 or one year from the effective date of the Company's Prospectus.

     The Warrants may be further extended at the discretion of the Board of Directors.

     The Warrants may not be exercised unless and until there is a current registration statement on file with the Securities and Exchange Commission relating to the shares of common stock underlying the Warrants. There is not a current registration statement on file with the Securities and Exchange Commission and, therefore, the Warrants are not currently exercisable.

     The Warrants may be exercised only in those states in which it is legally permissible to do so.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

General

     The Company is engaged in the business of selling and installing industrial flooring and ceiling and wall systems directly to customers and to franchisees who install ceiling, wall and floor systems to the ultimate customer. The following discussion of the Company's results of operations and financial condition should be read in conjunction with the financial statements and notes thereto of the Company.

Results of Operations

     The Company's revenues are primarily attributed to the sale of flooring components to its franchisees and licensees, the sale and installation of complete flooring jobs by the Company and the sale and installation of interior ceiling and wall systems to which the Company has been granted exclusive rights.

     The   following   table  sets  forth   certain  items  from  the  Company's
consolidated statements of operations as a percentage of net sales for the period indicated:

                                                     Years Ended
                                                       May 31st

                                            1996          1995             1994

         Net Sales                          100%          100%             100%
         Cost of Sales                       70%           66%              68%
         Gross Profit                        30%           34%              32%
         Operating Expenses                  24%           26%              28%
         Operating Income                     6%            8%               4%
         Interest and Other
           Expenses (income)                  7%            2%            (.1%)
         Income
           before Income Taxes                6%            8%               4%
           Cumulative effect of
           change in Accounting
           principle
         Provision for Income Taxes           2%            3%               1%
         Change in Accounting Method         -0-           -0-             (1%)
         Net Income                           4%            5%               2%

Year Ended May 31, 1996 Compared to Year Ended May 31, 1995.

     Total net sales for the year ended May 31, 1996, were $7,373,806 compared with $6,327,190 for the year ended May 31, 1995, an increase of approximately 16.5%. The increase was attributed both to sales to trade customers and sales to affiliates. Sales to U.S. customers for the year ended May 31, 1996 amounted to 94% of total sales compared with 95% for the year ended May 31, 1995. The Company has not identified any trend in sales and cannot predict whether installation orders will continue to increase in the immediate future.

     Gross profit as a percentage of sales decreased to 30% for the year ended May 31, 1996, from 34% for the year ended May 31, 1995. The decrease in percentage of gross profit was the result of increased freight and installation costs to STS. There has been no significant price increase to franchisees for flooring materials during the last fiscal year.

     Operating Expenses. Operating expenses increased in absolute dollar amount from $1,679,664 for the year ended May 31, 1995, to $1,804,805 for the year ended May 31, 1996. Operating expenses decreased slightly as a percentage of net sales from 26% for the year ended May 31, 1995, to 24% for the year ended May 31, 1996. Total selling expenses decreased significantly from $720,761 for the year ended May 31, 1995, to $639,714 for the year ended May 31, 1996 which was a decrease from 11% of sales for the year ended May 31, 1996 compared to 9% of sales for the year ended May 31, 1996. General and administrative costs increased from $843,374 for the year ended May 31, 1995 to $1,040,091 for the year ended May 31, 1996, representing a slight increase of percentage of total revenue from 13% for the year ended May 31, 1995 to 14% for the year ended May 31, 1996.

     Total cost of sales and operating expenses were $6,990,944 for the year ended May 31, 1996, as compared to $5,825,839 for the year ended May 31, 1995.

     Interest Expense. Net interest expense was $45,983 during the year ended May 31, 1996, as compared to $41,609 for the year ended May 31, 1995.

     Other Income. Other income was $100,112 during the year ended May 31, 1996, as compared to $55,618 for the year ended May 31, 1995. Other income is primarily attributed to finance charges on franchisees open accounts.

     Net Income. For the year ended May 31, 1996, the Company incurred net income of $259,935 as compared to net income of $311,849 for the year ended May 31, 1995, a decrease of more than 16.5%. The decrease in net income was primarily the result of increased costs of sales which is discussed above.

Liquidity and Financial Resources

For the Years Ended May 31, 1996 and 1995.

     Total assets as of May 31, 1996, were $3,527,512 as compared to $2,617,157 as of May 31, 1995 an increase of 35%.

     Accounts and notes receivable increased to $1,932,932 at May 31, 1996 compared to $1,171,834 at May 31, 1995. Although 1996 sales increased by approximately 16.55% over 1995 sales, at May 31, 1996, accounts receivables were 68% greater than at May 31, 1995. The increase was largely due to slower collections from franchisees in the current year.

     The Company continues to have limited cash assets. At May 31, 1996, there was a cash balance of $14,606 compared to $784 at May 31, 1995.

     Short term notes payable to banks was $125,000 at May 31, 1996. The Company had no short term notes payable to banks at May 31, 1995. Accounts payable at May 31, 1996 were $1,170,517 compared to $747,789 at May 31, 1995. At May 31,
1996, the Company owed $0 to affiliates compared with $16,673 at May 31, 1995.

     At May 31, 1996, shareholders equity was $1,450,608 and increase of $1,182,023 over shareholders equity at May 31, 1995.

     During the year ended May 31, 1996, the Company had capital expenditures of approximately $161,000 for property and equipment. At the beginning of the fiscal year, the Company had anticipated that such expenditures would be approximately $75,000. For the current year, management anticipates it will spend approximately $150,000 to purchase capital equipment to be used primarily in ongoing research and development, new product development and marketing efforts.

     Short-term cash flow needs are generally met by current revenues. Management believes that its presently anticipated short-term and long-term needs for operating capital and debt repayments will be satisfied by funds currently available.

Impact of Future Accounting Pronouncements

     The Financial Accounting Standards Board has issued Statement No. 109 regarding accounting for income taxes. This statement requires an asset and liability approach to determining deferred income tax amounts and income tax expense for the period. The Company first applied this statement during the first quarter of the fiscal year ending May 31, 1994.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Index to Financial Statements
Financial Statements                                                      Page

     Independent Accountants' Report
     Year ended May 31, 1996                                               17

     Consolidated Balance Sheet                                          18-19
     May 31, 1996

     Consolidated Statements of Income
     Years ended May 31, 1996 and 1995                                     20

     Consolidated Statements of Changes in Stockholders'
     Equity
     Years ended May 31, 1996 and 1995                                     21

     Consolidated Statements of Cash Flows
     Years ended May 31, 1996 and 1995                                     22

     Notes to Consolidated Financial Statements                           23-29

                         Independent Auditor's Report




Board of Directors and Stockholders
Tufco International, Inc.
Gentry, Arkansas


     We have audited the accompanying consolidated balance sheet of Tufco International, Inc. as of May 31, 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended May 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tufco International, Inc. as of May 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended May 31, 1996, in conformity with generally accepted accounting principles.




                                     Moore Stephens Frost
Little Rock, Arkansas
August 2, 1996

                            TUFCO INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                                  MAY 31, 1996

Assets

Current assets
      Cash                                                     $     14,606
      Accounts receivable, less allowance for doubtful accounts of $175,000

          Trade                                                1,050,421
          Affiliates                                             864,371
      Notes receivable                                            18,140
      Inventories                                                487,566
      Prepaid expenses and other                                  74,039
      Deferred income tax benefits                                73,988
Total current assets                                           2,583,131

Property and equipment
      Land                                                        83,500
      Buildings                                                  433,689
      Machinery and equipment                                    377,935
      Furniture and fixtures                                     107,194
      Vehicles                                                   182,728
                                                               1,185,046
      Accumulated depreciation
                                                                (412,243)
Net property and equipment
                                                                 772,803

Other assets
      Reacquired franchise territory, net of
        accumulated amortization of $219,507                     144,173
      Deferred income tax benefits                                23,764
      Other                                                        3,641
Total other assets                                               171,578

Total assets                                                  $3,527,512

The accompanying notes are an integral part of these consolidated financial statements.

                           TUFCO INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                            MAY 31, 1996 (Continued)

Liabilities and Stockholders' Equity


Current liabilities
      Notes payable                                            $   125,000
      Accounts payable                                           1,170,517
      Accrued expenses                                              88,127
      Income taxes payable                                         353,956
      Current maturities of long-term debt                          38,592
Total current liabilities                                        1,776,182


Long-term debt, less current maturities                            210,842

Deferred compensation                                               89,880

Commitments and contingencies (Note 5, 6, 8 and 9)

Stockholders' equity
      Common stock, $.001 par value; authorized
        50,000,000 shares; issued and outstanding
        7,777,800 shares                                             7,778
      Additional paid-in capital                                   301,752
      Retained earnings                                          1,241,551
      Cumulative translation adjustment                             (2,846)
                                                                 1,548,235
      Capital contributions receivable                             (97,627)
Total stockholders' equity                                       1,450,608

Total liabilities and stockholders' equity                      $3,527,512




The accompanying notes are an integral part of these consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME

                        YEARS ENDED MAY 31, 1996 AND 1995


                                              1996               1995
Net sales
      Trade customers                      $5,614,348         $4,929,168
      Affiliates                            1,759,458          1,398,022
Total net sales                             7,373,806          6,327,190

Cost of sales                               5,186,139          4,146,175

Gross profit                                2,187,667          2,181,015

Operating expenses
      Selling                                 639,714            720,761
      General and administrative            1,040,091            843,374
      Bad debts                               125,000            115,529
Total operating expenses                    1,804,805          1,679,664

Income from operations                        382,862            501,351

Other income (expense)
      Interest expense                        (45,983)           (41,609)
      Other income                            100,112             55,618
Total other income (expense)                   54,129             14,009

Income before income taxes                    436,991            515,360

Provision for income taxes                    177,056            203,511

Net income                                $   259,935        $   311,849

Earnings per share                        $     0.033        $     0.040

Weighted average number of shares
outstanding                                  7,777,800          7,777,800






The accompanying notes are an integral part of these consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        YEARS ENDED MAY 31, 1996 AND 1995






                           Additional         Cumulative  Capital
                   Common  Paid-In   Retained Translation Contributions
                   Stock   Capital   Earnings Adjustment  Receivables     Total


Balance -
May 31, 1994       $7,778  $301,752  $669,767      -       $(125,619)  $ 853,678

  Net income          -        -      311,849      -            -        311,849

  Recognition of
  capita contribu-
  tions receivable    -        -         -         -          16,496      16,496

Balance -
May 31, 1995        7,778   301,752   981,616      -        (109,123)  1,182,023

   Net income         -        -      259,935      -             -       259,935

   Recognition of
   capital contribu-
   tions receivable   -         -        -      11,496        11,496

   Current year
   translation
   adjustment         -         -         -    $(2,846)          -       (2,846)

Balance -
May 31, 1996        $7,778 $301,752 $1,241,551  $2,846)    $(97,627)  $1,450,608








The accompanying notes are an integral part of these consolidated financial statements.

                            TUFCO INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        YEARS ENDED MAY 31, 1996 AND 1995


                                                    1996                 1995
Cash flows from operating activities
      Net income                                  $ 259,935           $ 311,849
      Adjustments to reconcile net income to
        net cash provided by (used in) operating
        activities:
          Depreciation                               83,740              89,857
          Amortization                               32,884              39,272
          Gain (loss) on sale of property and
          equipment                                  (1,008)              3,250
          Change in deferred compensation            18,782              40,277
          Deferred income tax benefit               (56,765)            (22,718)
          Changes in assets and liabilities:
                Accounts and notes receivable      (761,098)           (314,623)
                Inventories                         (60,487)           (119,402)
                Prepaid expenses and other           (14,87)              8,002
                Other assets                         (1,801)                -
                Accounts payable                    413,914            (130,022)
                Accrued expenses                     20,141             (10,544)
                Income taxes payable                115,490             119,177
Net cash provided by (used in) operating activities  48,857              14,375

Cash flows from investing activities
      Purchase of property and equipment           (161,360)            (71,367)
      Proceeds from sale of property and equipment   10,000              10,000
      Proceeds from sale of reacquired franchise
        territory                                    34,232              28,164
Net cash provided by (used in) investing activities(117,128)            (33,203)

Cash flows from financing activities
      Net change in notes payable                   125,000             (35,033)
      Net change in due to affiliates               (16,673)             11,242
      Proceeds from long-term borrowings              9,535                 -
      Principal payments on long-term debt          (44,419)            (55,664)
      Collection of capital contributions receivable 11,496               5,000
Net cash provided by (used in) financing activities  84,939             (74,455)

Effect of exchange rate changes on cash              (2,846)                -

Increase (decrease) in cash                          13,822             (93,283)

Cash - beginning of year                                784              94,067

Cash - end of year                               $   14,606         $       784


The accompanying notes are an integral part of these consolidated financial statements.

                            TUFCO INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1996 AND 1995

1.   Organization and Summary of Significant Accounting Policies

     a. Nature of business - Tufco International, Inc. ("the Company") and its subsidiaries sell and install wall, ceiling and flooring materials through independent franchises to industrial, meat processing, food service and retailing customers throughout the continental United States, Canada and Mexico. Certain of these independent franchises are owned by relatives of the primary stockholders. All transactions with these franchises are engaged in for a profit. The Company extends unsecured credit to these independent franchises.

     b. Principles of consolidation - The consolidated financial statements include the accounts of Tufco International, Inc. and its wholly owned subsidiaries:

                                  Tufco, Inc.
                                  Tufco, Flooring East, Inc.
                                  Tufco De Mexico S.A. de C.V.

All significant intercompany accounts and transactions have been eliminated in consolidation. Tufco De Mexico S.A. de C.V. was formed during the year ended May 31, 1996.

     c. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     d. Cash equivalents - The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

     e. Inventory pricing - Inventories, consisting of raw materials, are stated at the lower of cost or market using the FIFO (first-in, first-out) method.

     f. Property and equipment - Property and equipment are depreciated over the estimated useful lives of the assets. Annual depreciation is computed using the straight-line method.

     g. Reacquired franchise territories - The Company's cost of reacquiring franchise territories is being amortized over ten years using the straight-line method.

     h. Franchise fee revenue - Upon the sale of a franchise territory, the franchisee agrees to pay the Company an initial franchise fee and a percentage of its sales, not to exceed an agreed upon amount. Payment of the continuing fee is contingent upon sales generated by the franchisee.

                            TUFCO INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MAY 31, 1996 AND 1995 (continued)


     Initial franchise fee revenue received is deferred until all material services or conditions relating to the franchise agreement have been substantially performed or satisfied by the Company. Upon completion of substantial performance, continuing franchise fees are recognized when received. There was no initial franchise fee revenue recognized during the years ended May 31, 1996 and 1995.

     i. Income taxes - The Company utilizes the asset and liability method of accounting for deferred income taxes. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

     j. Capital contributions receivable - Capital contributions receivable consist primarily of rights to receive future payments from independent franchises exchanged by a major shareholder for common stock. Payments received will be applied against capital contributions receivable. Any future payments in excess of these receivables will be recognized as income in the year received. The rights to receive future payments consist of an agreement with an independent franchisee which provides for payments based on a percentage of sales of the franchisee. There were no payments in 1996.

     In addition, included in capital contributions receivable at May 31, 1996 are amounts attributable to the Employee Stock Compensation Plan (Note 6).

     k. Earnings per share - Earnings per share have been calculated using the weighted average number of shares outstanding for each year. Common stock equivalents, consisting of stock warrants, have been determined to be anti-dilutive and, therefore, are excluded from the earnings per share calculation.

     l. Fair value - The stated value of notes payable and long-term debt approximates market based on current rates offered to the Company for notes of the same remaining maturities.

     m. Reclassifications - Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

2.       Notes Payable

     Notes payable consists of a $125,000 unsecured note payable to a bank bearing interest at 10%. This note was guaranteed by an officer and director of the Company.

                            TUFCO INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MAY 31, 1996 AND 1995 (continued)

3.       Long-Term Debt

             Long-term debt consists of:
                                                                         1996
          Note payable to bank; due June 1997; payable
            in monthly installments of $4,000, including
            interest at 10%; secured by buildings
            and land; guaranteed by an officer and
            director of the Company.                                   $198,000

          Note payable to individual; due June 2001; payable
            $1,000 monthly, including interest at 8.5%; unsecured.       42,354

          Note payable to a financing company; due March
            1999; payable in monthly installments of $311,
            including interest 10.5%; secured by certain equipment.       9,080
                                                                        249,434
          Less current maturities                                        38,592
                                                                       $210,842

          Aggregate maturities of long-term debt are as follows:

                               Year Ended                  Amount

                                  1997                     $  38,592
                                  1998                       183,777
                                  1999                        13,303
                                  2000                        11,262
                                  2001                         2,500
                                                            $249,434

     In connection with the reacquisition of the franchise territory discussed in note 1g, the Company acquired approximately $35,000 of property and equipment through the assumption of outstanding notes payable.

     The Company made interest payments totaling $45,982 and $41,609 during the years ended May 31, 1996 and 1995, respectively.

                            TUFCO INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MAY 31, 1996 AND 1995 (continued)

4.       Income Taxes

             The provision for income taxes at May 31, 1996 and 1995 includes:

                                                      1996               1995

Current tax expense                                 $233,821           $226,229
Deferred income tax expense (benefit)                (56,765)           (22,718)

                                                    $177,056           $203,511

     Reconciliation of the differences between income taxes computed at Federal statutory tax rates and the consolidated provision for income taxes is as follows:

                                                      1996               1995

          Income taxes computed at Federal
                statutory tax rate                  $148,577           $175,222
          State tax provision, net of Federal
                 benefits                             18,747             22,109
          Other                                        9,732              6,180

          Provision for income taxes                $177,056           $203,511

     The Company has available at May 31, 1996, unused operating loss carry forwards of approximately $46,000 for Federal income tax purposes, which expire principally in the year 2007. The Federal income tax loss carry forwards were acquired in a prior year merger and are limited as to the amounts which can be recognized annually.

     Temporary differences which give rise to significant deferred tax assets (liabilities) are as follows: 1996
                                                             1996

       Net operating loss carry forward                   $  16,996
       Bad debts                                             67,007
       Deferred compensation and bonus agreements            54,322
       Vacation accrued                                       4,999
       Total deferred income tax benefits                   143,324

       Accelerated depreciation                             (45,572)
       Total deferred tax liabilities                       (45,572)
       Net deferred tax asset                             $  97,752

                            TUFCO INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MAY 31, 1996 AND 1995 (continued)


     The Company made tax payments totaling approximately $118,300 during the year ended May 31, 1996. There were no tax payments during the year ended May 31, 1995.

5.       Deferred Compensation Agreements

     In 1992, the Company entered into an agreement with an individual to assist the Company in its marketing, selling and installation of an interior ceiling and wall system developed by this individual and by whom the Company has been granted exclusive rights in the United States, Mexico and South America. The agreement provided for monthly compensation of $6,250 for five years, future payment of $100,000 and 400,000 shares of the Company's stock at the end of five years. During 1994, 400,000 shares were issued to the individual as part of the Employee Stock Compensation Plan.

     During 1994, the Company entered into employment agreements with certain key employees. The agreements provide for payments totaling $28,750 at the end of various periods as set forth in the individual employee's employment agreements. The Company is accruing the payments under these agreements as they are earned over the periods set forth in the agreements.

     During both 1996 and 1995, approximately $29,000 has been charged to expense relating to these plans.

6.       Employee Stock Compensation Plan

     During 1993, the Company adopted a restricted stock program whereby key employees will be granted restricted shares of the Company's stock of up to 1,600,000 shares. Shares will be awarded in the name of the employee, who has all rights of a stockholder, subject to certain restrictions or forfeitures. Restrictions generally limit the sale or transfer of shares during a restricted period, not to exceed two years. Participants generally become fully vested in the shares granted upon completion of five years of service. Since no quoted market price of the Company's stock currently exists, estimated market value of the shares to be issued has been determined to approximate the book value of said shares at the date of issuance.

     During 1994, a total of 1,600,000 restricted shares of the Company's common stock were granted to certain employees under this plan. In connection with the issuance of these shares, the accrued compensation liability was relieved. The estimated market value of the unearned shares has been included in capital contributions receivable and is shown as a separate component of stockholders' equity. Capital contributions receivable attributable to these shares is being amortized to expense over the periods set forth in the individual employees employment agreements and amounted to approximately $11,500 in both 1996 and 1995.

                            TUFCO INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MAY 31, 1996 AND 1995 (continued)

7.       Related Party Transactions

     During the years ended May 31, 1996 and 1995, the Company paid consulting fees to an officer and director of $149,908 and $75,000, respectively.

     Certain company officers and directors have personally guaranteed an unsecured trade account payable with a major supplier (Note 9) to a maximum of $500,000. At May 31, 1996 this trade payable approximated $520,000.

     Certain company officers and directors have personally guaranteed certain secured and unsecured notes payable to a bank in the aggregate amount of $198,000 at May 31, 1996.

8.       Stock Warrants

     Under the Company's stock warrant plan, 7,500,000 shares of common stock were reserved for issuance upon exercise of warrants granted to certain shareholders as well as other brokers and individuals. At May 31, 1996, the Company had warrants outstanding with their exercise price as follows:

Warrants                   Exercise                  Expiration
Outstanding      Class     Price                        Date

2,480,440          A       $0.75       Later of December 31, 1996 or 45 days
                                       from the effective date of the Company's
                                       Prospectus

2,500,000          B       $0.95       Later of December 31, 1996 or 90 days
                                       from the effective date of the Company's
                                       Prospectus

2,500,000          C       $1.15       Later of December 31, 1996 or one year
                                       from the effective date of the Company's
                                       Prospectus
7,480,440

     The stock warrants may be exercised only if a current registration statement is in effect. A registration statement was filed with the Securities and Exchange Commission during the year ended May 31, 1994. During the year ended May 31, 1995, this registration statement was abandoned. Management is presently unable to estimate when a registration statement will be refiled.

                            TUFCO INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MAY 31, 1996 AND 1995 (continued)

9.       Commitments

     There are no significant minimum rental commitments under operating leases that have initial or remaining noncancellable lease terms in excess of one year at May 31, 1996 and 1995. Total rent expense included in the statement of income for the years ended May 31, 1996 and 1995 was approximately $28,600 and $13,300, respectively.

10.      Major Customers and Supplier

     The Company has a limited number of franchisee customers. During the years ended May 31, 1996 and 1995, there were three franchisees who, individually, provided in excess of 10% of total sales. The aggregate sales to these franchisees were 36% in 1996 and 48% in 1995 of the total sales. Of these amounts, sales to related parties approximated 24% in 1996 and 22% in 1995 of total sales.

     During the year ended May 31, 1996 and 1995, the Company purchased 41% and 45%, respectively, of total raw materials from a single supplier. Management believes the materials could be purchased from other sources at comparable cost and an interruption of the relationship should not have an adverse effect on the continuous flow of operations.

11.      Foreign Currency Translation

     For translation of its international currency, the Company has determined that the local currency of its international subsidiary is the functional currency. In consolidating the international subsidiary, assets and liabilities of the international subsidiary are translated into U.S. dollars using current (year end) exchange rates. The U.S. dollar effects that arise from translating the assets and liabilities of this international subsidiary at changing rates during the year are recorded in the cumulative translation adjustment account in stockholders' equity.

     Translation adjustments are primarily attributable to receivables, inventories, plant and equipment. Such adjustments are not reported as part of operating results since realization is remote unless the international business is sold or liquidated.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 1, 1994, the Board of Directors of the Company appointed Moore Stephens Frost as the Company's independent certifying accountant. The Company's previous accountant was Baird, Kurtz & Dobson. There had been no disagreements with the previous accountant of the Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure. The accountants' reports on the financial statements of Tufco International, Inc. for the two years previous to the appointment of Moore Stephens Frost did not contain adverse opinions or disclaimer of opinions nor were such reports qualified as to audit scope or accounting principles. The decision to change accountants was recommended by the Company's Board of Directors. The Company currently has no audit committee.

     On August 16, 1994, the Company filed a Form 8-K with the SEC relating to the appointment of Moore Stephens Frost as its independent accountant. A letter from the Company's former accountant stating that it agreed with the statements set forth in the Form 8-K was attached as an exhibit to the Form 8-K.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

         A.     Identification of Directors and Executive Officers

     The current directors and executive officers of the Company who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:


    Name                    Age                            Position

Donald L. Cox                62                     Chairman of the Board/Chief
                                                    Executive Officer/
                                                    President/Director

Lucille M. Cox               56                     Secretary/
                                                    Director

Russell D. Cox               39                     Vice President/Director

Thomas P. Jakubik            50                     Director

Leslie P. Lagoni             71                     Director

Ghislain Beauregard          46                     Director

Brent Mills                  34                     Chief Financial Officer/
                                                    Treasurer

     Background information concerning the Company's officers and directors is as follows:

     Donald L. Cox. Mr. Cox has been the Chairman of the Board, Chief Executive Officer, and President of Tufco International, Inc. and its subsidiaries for the past 35 years. Mr. Cox has had the responsibility for operating and franchising Tufco while further developing many new products for Tufco International, Inc. Mr. Cox is the founder of Tufco International, Inc., and Tufco, Inc. Mr.

Cox is the husband of Lucille M. Cox and the father of Russell D. Cox, both of whom are directors of the Company.

     Lucille M. Cox. Mrs. Cox has been associated with Tufco International, Inc. since its inception. Mrs. Cox is presently the Secretary of Tufco International, Inc.

     Russell D. Cox. Mr. Cox has been and is currently the operations manager for the Company. His responsibilities include assisting franchisees and licensees with job scheduling, raw material ordering and scheduling, serving as a service technician to the franchisees and licensees, and conducting training classes in the preparation and application of Tufco Flooring. Mr. Cox graduated from high school in 1975. He started working for Tufco in 1973.

     Thomas P. Jakubik. Mr. Jakubik has been the Company's research and development director since 1991. From 1988 to 1991, he was president of Polymer Systems, Inc. From 1988 to 1989, Mr. Jakubik was a consultant to and part owner of Polymer Concrete, Inc. Mr. Jakubik was employed by Dow Chemical from 1969 to 1988. Mr. Jakubik earned his B.S. Degree in chemistry from Stephen F. Austin State University and took various graduate courses in chemistry at Texas A & M University.

     Leslie P. Lagoni. Mr. Lagoni has been an independent corporate consultant in marketing, shareholder relations and financial relations for the past 15 years. From 1985 to 1987 he was President and Director of Upland Capital Associates, Inc., the past Chairman of Parker Medical Ventures, Inc., and is past President, Treasurer and Director of Pinnacle Associates, Inc., blind-pool organizations. Since May 1985 he has been a Director of Traditional Industries, Inc. Mr. Lagoni is a director of Sports Time, Inc. and an officer and director of Terry Home Design, Inc. Mr. Lagoni was a founder and promoter of Coastech, Inc. He has been a director of the Company since 1986.

     Ghislain Beauregard. Mr. Beauregard has been employed by the Company since 1992. From 1975 to 1992, he was president and CEO of Systems Interieure Atlas, Inc. Mr. Beauregard is also an officer and director of a company engaged in the marketing and distribution of building materials. He obtained a degree in construction at the Technical and Trade School of Granby.

     Brent E. Mills. Mr. Mills has been employed by the Company since April 1992. Prior to that time he was employed by the regional accounting firm of Baird, Kurtz and Dobson as an auditor. Mr. Mills is a CPA. He earned his Bachelor's of Science Degree in Business Administration from Henderson State University. He is currently a member of the AICPA and ASCPA.

          B.  Significant Employees.  None.

          C.   Familial  Relationships.  Donald L. Cox is the husband of Lucille
               M. Cox and the father of Russell D. Cox.

          D.   Other: Involvement in Certain Legal Proceedings.

     There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

          E. Compliance With Section 16(a). The Company currently has no class of security registered pursuant to Section 12 of the Exchange Act and is therefore not subject to Section 16(a).

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company's Chief Executive Officer.




                           SUMMARY COMPENSATION TABLE

                                                Long Term Compensation
                     Annual Compensation        Awards         Payouts
(a)           (b)     (c)     (d)  (e)       (f)       (g)     (h)    (i)
                                   Other                              All
Name and                           Annual    Restrict Option/ LTIP    Other
Principal             ($)     ($)  Compen-   Stock    SAR's   Payouts Compensa-
Position      Year  Salary   Bonus sation(s) Awards(s) (#)     ($)    tion ($)
Donald L.Cox  1996 $150,000  $ -0-  $ -0-     $-0-     -0-    $ -0-   -0-
President,CEO 1995 $ 75,0000 $ -0-  $ -0-     $-0-     -0-    $ -0-   -0-
Chairman      1994 $ 72,0000 $ -0-  $ -0-     $-0-     -0-    $ -0-   -0-





     (1) This compensation was attributed to consulting fees paid to Mr. Cox by the Company.

     No options, stock appreciation rights or long-term incentive plan awards were issued or granted to the Company's executive officers during the fiscal year ended May 31, 1996. As of May 31, 1996, the end of the Company's last fiscal year, the Company's management owned no options or stock appreciation rights. Accordingly, no tables relating to such items have been included in this
Item 10.

Compensation of Directors

     The Company's non-employee director is not compensated for attending Board of Directors meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     A. & B. Security Ownership of Management and Certain Beneficial Owners.

     The following table sets forth information regarding shares of the Company's common stock owned beneficially as of October 15, 1996, by (i) each director of the Company, (ii) all officers and directors as a group, and (iii) each person known by the Company to beneficially own 5% or more of the outstanding shares of the Company's common stock:

Name                                    Amount
and Address                           and Nature
of Beneficial                        of Beneficial                     Percent
Owner                                 Ownership                     of Class (1)

Donald L. Cox (1)                     3,533,337                        45.43%
12575 Pioneer Lane
Gentry, AR  72734

Lucille M. Cox (1)                      764,169                         9.83%
12575 Pioneer Lane
Gentry, AR  72734

Russell D. Cox (1)                      694,171                         8.93%
12575 Pioneer Lane
Gentry, AR  72734

Thomas Jakubik(1)(2)                    565,000                         7.26%
12575 Pioneer Lane
Gentry, AR  72734

Leslie P. Lagoni(1)(3)                  425,000                         5.46%
21345 Las Pilas Rd.
Woodland Hills, CA  91364

Ghislain Beauregard(1)(4)               400,000                         5.14%
12575 Pioneer Lane
Gentry, AR  72734

Brent Mills(1)(5)                       250,000                         3.21%
Pioneer Lane
Gentry, AR 72734

Richard Graves                          400,000                         5.14%
106 Ruth Lane
Rogers, AR 72756
________________

All Officers and Directors            6,631,677                        85.26%
   as a Group (7 persons)
Total Shares Issued
  and Outstanding                     7,777,800                       100.00%

     (1)  These individuals are the officers and/or directors of the Company.

     (2) Mr. Jakubik owns 31,250 of such shares in his own name and 500,000 shares in joint ownership with Galyn Todd, Mr. Jakubik's wife. Galyn Todd is the record owner of 31,250 of such shares and Janie Jakubik, Mr. Jakubik's mother, is the record owner of 2,500 of such shares.

     (3) Mr. Lagoni owns 62,500 of such shares in his own name. Growth Science Ventures, Inc., an affiliate of Mr. Lagoni, owns 212,500 of such shares of record and Astoria Productions, Inc., an affiliate of Mr. Lagoni, owns 150,000 of such shares of record.

     (4) Mr. Beauregard owns 400,000 shares in joint ownership with Louise Beauregard, his wife.

     (5) Mr. Mills owns 250,000 shares in joint ownership with Tina Mills, his wife.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Real Estate Transaction. The Company's office and warehouse are located upon approximately 15 acres in Gentry, Arkansas. Legal title to the land was originally acquired in the name of Donald L. Cox and Lucille M. Cox. Site improvements were paid for by a Tufco subsidiary. The office/warehouse building was financed from the Tufco subsidiary's cash flow and from a mortgage loan obtained by Donald L. Cox and Lucille M. Cox. In August, 1991, Donald L. Cox and Lucille M. Cox conveyed the land and the improvements and buildings situated thereon, to the Company. The Company did not pay any consideration to Mr. and Mrs. Cox for such conveyance. Prior to such conveyance, Mr. and Mrs. Cox held title to the property as a nominee for the Tufco subsidiary. Mr. and Mrs. Cox continue to be guarantors of the mortgage debt which, as of October 15, 1996 was approximately $189,000.

     Tufco Canada. Donald L. Cox was an officer, director and part owner of Tufco Canada, a privately-held Canadian company formed in October, 1984 to sell Tufco products in Canada. Tufco Canada was not a franchisee of the Company but did have a license to use the Company's trademarks and sell Tufco products. Tufco Canada would pay the Company for products on the same basis as non-affiliated franchisees. Tufco Canada had established three franchises: (1) Tufco Flooring (Montreal), Ltd.; (2) Tufco Flooring Maritimes, Ltd.; and (3) Tufco Flooring of Ontario, Ltd. In July 1994, the Company and the three Canadian franchisees reached an agreement with Tufco Canada to terminate all franchise and licensing agreements between the companies. The three Canadian franchisees have become franchisees of the Company, Mr. Cox had resigned as an officer, director and part owner of Tufco Canada before an Agreement was reached.

     Affiliated Franchisees. Two other franchisees are affiliated with the officers and directors of the Company. Tufco Flooring Systems of Florida, Inc. is owned by Gilbert Bachellor, the brother of Lucille M. Cox. Tufco Flooring, Inc., is owned by Melvin Cox, brother of Donald L. Cox.

     Guarantee. Donald L. Cox and Lucille M. Cox have personally guaranteed an unsecured trade accounts payable with Interplastics Corporation, a supplier of the Company's raw materials up to a maximum of $500,000. As of May 31, 1996 and May 31, 1995, the outstanding payable to such creditor was approximately $520,000 and $407,000, respectively. Donald L. Cox and Lucille M. Cox have also guaranteed a bank loan of $300,000 to the Company which is secured by the Company's real property.

     Receivables from Affiliates. As of May 31, 1996 and 1995, the Company had receivables of $529,000 and $271,000, respectively, from the following affiliated franchisees: Tufco Flooring Systems of Florida, Inc., and Tufco Flooring, Inc., which are owned by relatives of Donald L. Cox, and Tufco Flooring of Canada, Ltd., which was previously partially owned by Donald L. Cox. These receivables arose in connection with the purchase and sale of the Company's products in the normal course of business.

     Issuance of Shares. On June 1, 1993, the Board of Directors of the Company approved the issuance of 1,600,000 shares of the Company's common stock to certain of the Company's executives and employees for services rendered during the year ended May 31, 1993 and in future years. Donald L. Cox received 450,000 shares of restricted common stock for services rendered during the year ended May 31, 1993. Ghislain Beauregard, Thomas P. Jakubik and Brent E. Mills received 400,000, 500,000 and 250,000 shares of restricted common stock, respectively, pursuant to employment contracts with the Company.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     A.   No Exhibits are filed with this Report.

     B. No Form 8-K's were filed during the last quarter of the fiscal year ended May 31, 1996.




REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          TUFCO INTERNATIONAL, INC.

Date: October 21, 1996    By /s/ Donald L. Cox
                          Donald L. Cox
                          Principal Executive Officer


                          By /s/ Brent Mills
                          Principal Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Signature              Capacity                       Date


/s/ Donald L. Cox           Chairman/President/            October 21, 1996
Donald L. Cox               CEO/Director


/s/ Lucille M. Cox          Secretary/ Director            October 21, 1996
Lucille M. Cox


/s/ Russell D. Cox          Vice President/                October 21 1996
Russell D. Cox              Director


/s/ Thomas P. Jakubik       Director                       October 21, 1996
Thomas P. Jakubik


                            Director                       October ___, 1996
Leslie P. Lagoni

/s/ Ghislain Beauregard     Director                       October 21, 1996
Ghislain Beauregard