Form 10QSB
period 1996-08-30
TUFCO INTERNATIONAL INC
filed 1997-02-18
CIK 808714

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  ------------


                                  FORM 10-QSB
                                  ------------


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended August 31, 1996

                                      OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      Commission file number 33-10984-LA
                                  ------------



                           TUFCO INTERNATIONAL, INC.
          (Name of Small Business Issuer as specified in its charter)
                  Nevada                                    95-4071623
           (State or other jurisdiction of              (I.R.S. employer
            incorporation or organization                identification No.)



                        Pioneer Lane, Gentry, AR 72734
                   (Address of principal executive offices)


       Registrant's telephone no., including area code: (501) 736-2201


                                  No Change
        Former name, former address, and former fiscal year, if
                             changed since last report.


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

Common Stock outstanding at December 27, 1996 - 7,777,800 shares of $.001 par value Common Stock.

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                           TUFCO INTERNATIONAL, INC.


                    For the Quarter Ended August 31, 1996.



      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                      Page of
                                                                     Form 10-Q

Item 1. Financial Statements:
          Condensed Consolidated Balance Sheet--August 31, 1996...           3
          Condensed Consolidated Statements of Income for the three months
            ended August 31, 1996 and August 21, 1995.............           5
          Condensed Consolidated Statements of Cash Flows--for the
            three months ended August 31, 1996 and August 31, 1995           6
          Notes to Condensed Consolidated Financial Statements....           7

Item 2Management's Discussion and Analysis of Financial Condition
          and Results of Operations...............................           8



                         PART II - OTHER INFORMATION
                                                                         Page

Item 1.   Legal Proceedings                                               10

Item 2.   Changes in Securities                                           10

Item 3.   Defaults Upon Senior Securities                                 10

Item 4.   Submission of Matters to a Vote of Security Holders             10

Item 5.   Other Information                                               10

Item 6(a).Exhibits                                                        10

Item 6(b).Reports on Form 8-K                                             10

                          TUFCO INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                               AUGUST 31, 1996
                                  Unaudited



ASSETS
CURRENT  ASSETS:
      Cash                                            $            651
      Accounts and notes receivable, less allowance
        for doubtful accounts of $175,000
            Trade                                            1,419,196
            Affiliates                                         850,113
       Inventories                                             458,018
      Deferred income tax benefits                              73,989
      Other current assets                                      63,763
                                                      ------------------
                                                             2,865,730
                                                      ------------------

      Property and equipment                                 1,258,109
      Accumulated depreciation                                 433,232
                                                      ------------------
                                                               824,877
                                                      ------------------

      Reacquired franchise territory                           360,151
      Accumulated amortization                                 226,685
                                                      ------------------
                                                               133,466
                                                      ------------------

      Other assets                                              23,838
                                                      ------------------
                                                      $      3,847,911
                                                      ==================

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
CURRENT  LIABILITIES:
      Note payable to bank                            $      125,000
      Current maturities of long-term debt                   203,067
      Trade accounts payable                               1,451,710
      Income taxes payable                                   397,116
      Accrued expenses                                        75,780
                                                      ------------------
                                                           2,252,673
                                                      ------------------

LONG-TERM DEBT                                                36,719
                                                      ------------------

DEFERRED COMPENSATION                                         81,361
                                                      ------------------

COMMON  STOCKHOLDERS'  EQUITY:
      Common stock,$.001 par value; authorized 50,000,000
         shares; issued and outstanding 7,777,800 shares       7,778
      Retained earnings                                    1,263,226
      Other common stockholders' equity                      206,154
                                                      ------------------
                                                           1,477,158
                                                      ------------------
                                                      $    3,847,911
                                                      ==================

                          TUFCO INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             For the three months ended August 31, 1996 and 1995
                                  Unaudited




                                                 1996                1995
                                          ----------------   ------------------
NET  SALES:
      Trade                               $   1,666,022       $   1,371,585
      Affiliates                                329,450             552,765
                                          ----------------   ------------------
                                              1,995,472           1,924,350
                                          ----------------   ------------------

Cost of sales                                 1,437,806           1,291,856
Selling expenses                                221,707             178,484
General and administrative expenses             310,149             225,657
Other income                                    (27,437)            (20,938)
                                          ----------------   ------------------
                                              1,942,225           1,675,059
                                          ----------------   ------------------
Income before taxes                              53,247             249,291
                                          ----------------   ------------------
Provision for income taxes
      Current                                    25,160             101,588
      Deferred                                    4,398              (4,946)
                                          ----------------   ------------------
                                                 29,558              96,642
                                          ----------------   ------------------
Net Income                                $      23,689      $      152,649
                                          ================   ==================

EARNINGS PER SHARE:

Net income                                $    0.00305      $     0.01963
                                          ===============   ===================
Weighted average number of
  shares outstanding                         7,777,800          7,777,800
                                          ===============   ===================

                          TUFCO INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the three months ended August 31, 1996 and 1995
                                  Unaudited




                                                 1996               1995
                                          ----------------- -----------------
NET  CASH  PROVIDED  BY  (USED  IN)
  OPERATING  ACTIVITIES                   $        66,172   $       (13,697)
                                          ----------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equip  nt          (74,007)
      Proceeds from sale of property
        and equipment                                   0             10,000
      Proceeds from sale of reacquired
        franchise territory                         3,528             13,139
                                          ----------------  -----------------
            Net cash provided by (used in)
               investing activities               (70,479)            23,139
                                          ----------------  -----------------


CASH FLOWS FROM FINANCIAL ACTIVITIES

      Principal payments on long-term debt         (9,648)            (9,573)
                                          ----------------  -----------------
      Net cash used in financing
        activities                                 (9,648)            (9,573)
                                          ----------------   ----------------
DECREASE IN CASH                                  (13,955)              (131)

CASH, BEGINNING OF PERIOD                           14,606               784
                                          ----------------   ----------------
CASH, END OF PERIOD                       $            651   $           653
                                          ================   ================

                          TUFCO INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  Unaudited





NOTE  1:    BASIS  OF  PRESENTATION
The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles for complete financial statements or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of these financial statements may wish to refer to the Company's financial statements for the year ended May 31, 1996 included in the Company's Form 10-KSB for further information

The financial information has been prepared in accordance with generally accepted accounting principles and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The condensed consolidated results of operations for the three months ended August 31, 1996 are not necessarily indicative of the operating results for the full year.

                                PART I - ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company is engaged in the business of selling and installing industrial flooring, ceiling and wall systems. The following Management's
Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's Form 10-KSB for the year ended May 31, 1996.

Financial Condition

      Total assets at August 31, 1996 were $3,847,911 compared to $3,527,512 at the year ended May 31, 1996 an increase of approximately 9%. The Company's cash position remains limited, $651 at August 31, 1996 compared to $14,606 at May 31, 1996. During the last several years, the Company's cash position has been limited and its ability to expand its operations in a meaningful way is restricted by its limited cash position.

      Receivables from non-affiliates increased significantly from $1,050,421 at May 31, 1996 to $1,419,196 at August 31, 1996 an increase of approximately 35%. This significant increase was primarily the result of decreased collections. Receivables from affiliates were down slightly from $864,371 at May 31, 1996 to $850,113 at August 31, 1996.

      Inventories decreased to $458,018 at August 31, 1996 compared to $487,566 at May 31, 1996.

      The Company does not currently have any lines of credit and has historically borrowed short term funds from its affiliates and from commercial banks for working capital. At August 31, 1996, the Company had total liabilities to banks of $328,067 which is classified as current debt compared to $478,956. Of this amount, $203,678 is the current portion of long-term debt. This long term debt has historically been renewed in June of each year. This loan is secured by the Company's real property and is guaranteed by Donald L. Cox and Lucille M. Cox, officers and directors of the Company.

      At August 31, 1996, total liabilities were $2,370,753 compared to $2,076,904 at May 31, 1996 an increase of approximately 14%. The increase was primarily due to decreased collections in accounts receivable. During this same period, there was an increase of approximately 9% in total assets. During the same period, stockholder's equity increased from $1,450,608 to $1,477,158 an increase of approximately 1.83%.

Results of Operations

      The Company's revenues are primarily attributed to the sale of flooring components to franchisees and licensees, the sale and installation of complete flooring jobs by the Company and the sale and installation of interior ceiling and wall systems.

      Total net sales for the three month period ended August 31, 1996, were $1,995,472 compared to $1,924,350 for the three month period ended August 31, 1995, an increase of approximately 3.70%. The increase in sales was attributable to an increase in sales to franchisees. During the past year, several franchise territories have been divided into smaller territories and the Company has added several new franchises. These new franchises have helped to increase the revenue of the Company. During the quarter ended August 31, 1996, sales of Arcoplast Ceilings and Wall Systems were approximately 5% of total sales.

      Operating Expenses. Cost of sales during the three month period ended August 31, 1996 was 72% of total sales as compared to 67% for the three month period ended August 31, 1995. The increase is attributable to higher installation costs incurred.

      For the three month period ended August 31, 1996, total general and administrative expenses were $310,149 (approximately 16% of total sales) compared to $225,657 (12% of total sales)for the three month period ended August 31, 1995. The increase is attributable to an increase in Research and Development costs and a general increase in expenditures.

      For the three month period ended August 31, 1996, total selling expenses were $221,707 (approximately 11% of total sales) as compared to $178,484 (9%of total sales) for the three month period ended August 31, 1995. The increase is attributable to increased costs for advertising of approximately $50,000 for new videos and brochures for Arcoplast Ceilings and wall systems.

      Total cost of sales and operating expenses for the three month period ended August 31, 1996 were $1,969,662 (99% of total sales) compared to $1,679,997 (88% of total sales) for the three month period ended August 31, 1995.

      Net Income. For the three month period ended August 31, 1996, the Company had net income of $23,689 compared to net income of $96,642 for the three month period ended August 31, 1995, a decrease of approximately 75%.

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


Dated: January __, 1997                   TUFCO INTERNATIONAL, INC.



                                          By /s/ Donald L. Cox
                                             Donald L. Cox
                                             President
                                             Principal Executive Officer



                                          By /s/ Brent E. Mills
                                             Brent E. Mills
                                             Controller
                                             Principal Financial Officer