Form 10QSB
period 1996-11-30
TUFCO INTERNATIONAL INC
filed 1997-04-28
CIK 808714

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 ------------

                                 FORM 10-QSB
                                 ------------


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended November 30, 1996

                                      OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      Commission file number 33-10984-LA
                                   ------------



                           TUFCO INTERNATIONAL, INC.
          (Name of Small Business Issuer as specified in its charter)
                  Nevada                            95-4071623
              ------------                        --------------
      (State or other jurisdiction of             (I.R.S. employer
       incorporation or organization)              identification No.)



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

Common Stock outstanding at April 17, 1997 - 7,777,800 shares of $.001 par value Common Stock.

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                           TUFCO INTERNATIONAL, INC.


                   For the Quarter Ended November 30, 1996.



      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                      Page of
                                                                     Form 10-Q

Item 1.Financial Statements:

   Condensed Consolidated Balance Sheet--November 30, 1996.                   3
   Condensed Consolidated Statements of Income for the three months and six
    Months ended November 30, 1996 and November 30, 1995                      5
   Condensed Consolidated Statements of Cash Flows--for the
    three months and six months ended November 30, 1996 and November 30, 1995 6
   Notes to Condensed Consolidated Financial Statements                       7

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           8



                         PART II - OTHER INFORMATION
                                                                         Page

Item 1.   Legal Proceedings                                               10

Item 2.   Changes in Securities                                           10

Item 3.   Defaults Upon Senior Securities                                 10

Item 4.   Submission of Matters to a Vote of Security Holders             10

Item 5.   Other Information                                               10

Item 6(a).Exhibits                                                        10

Item 6(b).Reports on Form 8-K                                             10

                          TUFCO INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              NOVEMBER 30, 1996
                                  UNAUDITED


ASSETS
CURRENT  ASSETS:
      Cash                                            $         1,447
      Accounts and notes receivable, less allowance
        for doubtful accounts of $175,000
            Trade                                           1,184,316
            Affiliates                                      1,032,004
       Inventories                                            577,759
      Deferred income tax benefits                             73,989
      Other current assets                                     54,674
                                                      ------------------
                                                            2,924,189
                                                      ------------------

      Property and equipment                                1,316,718
      Accumulated depreciation                                455,215
                                                      ------------------
                                                              861,503
                                                      ------------------

      Reacquired franchise territory                          356,558
      Accumulated amortization                                233,506
                                                      ------------------
                                                              123,052
                                                      ------------------

      Other assets                                             23,587
                                                      ------------------
                                                       $    3,932,331
                                                      ==================

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
CURRENT  LIABILITIES:
      Current maturities of long-term debt             $     473,120
      Trade accounts payable                               1,583,334
      Income taxes payable                                   143,394
      Accrued expenses                                        83,179
                                                      -----------------
                                                           2,283,027
                                                      -----------------

LONG-TERM DEBT                                                33,571
                                                      -----------------

DEFERRED COMPENSATION                                         87,484
                                                      -----------------

COMMON  STOCKHOLDERS'  EQUITY:
      Common stock,$.001 par value; authorized 50,000,000
         shares; issued and outstanding 7,777,800 shares       7,778
      Retained earnings                                    1,312,694
      Other common stockholders' equity                      207,777
                                                      -----------------
                                                           1,528,249
                                                      -----------------
                                                        $  3,932,331
                                                      =================

                          TUFCO INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     For the three months and six months ended November 30,1996 and 1995
                                  Unaudited


                                       1996                      1995
                              ------------------------ ------------------------
                                3 MONTHS    6 MONTHS     3 MONTHS     6 MONTHS
                              ------------------------ ------------------------
NET  SALES:
      Trade                   $ 1,422,916  $ 3,088,938 $ 1,080,169  $ 2,451,754
      Affiliates                  494,930      824,380     338,894      891,659
                              ------------ ----------- ------------ -----------
                                1,917,846    3,913,318   1,419,063    3,343,413
                              ------------ ----------- ------------ -----------
Cost of sales                   1,353,002    2,790,808   1,004,941    2,296,797
Selling expenses                  191,831      413,538     167,264      345,748
General and admin. expenses       294,144      604,293     238,009      463,666
Other income                      (13,151)     (40,588)     (7,241)     (28,179)
                              ------------ ----------- ------------  ----------
                                1,825,826    3,768,051   1,402,973    3,078,032
                              ------------ ----------- ------------  ----------
Income before taxes                92,020      145,267      16,090      265,381
                              ------------ ----------- ------------  ----------
Provision for income taxes
      Current                      43,132       68,292       6,169      107,757
      Deferred                       (581)       3,817       1,026      (3,920)
                              ------------ ----------- ------------  ----------
                                   42,551       72,109       7,195      103,837
                              ------------ ----------- ------------  ----------
Net Income                    $    49,469  $    73,158 $     8,895   $  161,544
                              ============ =========== ============  ==========

EARNINGS PER SHARE:

Net income                    $   0.00636  $  0.00941  $   0.00114   $  0.02077
                              ===========  ==========  ============  ==========
Weighted average number of
  shares outstanding            7,777,800   7,777,800    7,777,800    7,777,800
                              ===========  ==========  ============  ==========

                          TUFCO INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the three months and six months ended November 30, 1996 and 1995
                                  Unaudited

                                                 1996                       1995
                                        -----------------------------------------------------------------------------------------
                                          3 MONTHS    6 MONTHS     3 MONTHS    6 MONTHS
                                        -----------  ----------   ----------  ----------

NET  SALES PROVIDED BY (USED IN)
  Operating Activities                  $  (86,092)  $ (19,920)   $  40,248   $  26,551
                                        -----------  ----------   ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from sale of property                                                10,000
     and equipment
  Proceeds from sale of reacquired           3,592       7,120        5,700     18,839
     franchise territory
  Purchase of property and equipment       (58,609)   (132,616)     (25,724)   (25,724)
                                        -----------  ----------   ----------  ---------

  Net cash provided by (used in)           (55,017)   (125,496)     (20,024)     3,115
     investing activities               -----------  ----------   ----------  ---------


CASH FLOWS FROM FINANCING ACTIVITIES

  Principal payments on long-term debt      (8,095)    (17,743)     (11,580)   (21,153)
  Principal payments on short-term        (125,000)   (125,000)
     bank notes
  Proceeds from long-term debt             275,000     275,000
                                        -----------  ----------  -----------  -----------

  Net cash provided by (used in            141,905     132,257      (11,580)   (21,153)
     financing activities
                                        -----------  ----------  -----------  -----------



INCREASE (DECREASE) IN CASH                   796      (13,159)      8,644      8,513

CASH, BEGINNING OF PERIOD                     651       14,606         653        784
                                        -----------  ----------  -----------  ----------
CASH, END OF PERIOD                     $   1,447    $   1,447   $   9,297    $ 9,297
                                        ===========  ==========  ===========  ==========


                          TUFCO INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  Unaudited





NOTE  1:    BASIS  OF  PRESENTATION

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles for complete financial statements or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of these financial statements may wish to refer to the Company's financial statements for the year ended May 31, 1996 included in the Company's Form 10-KSB for further information

The financial information has been prepared in accordance with generally accepted accounting principles and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The condensed consolidated results of operations for the three months and six months ended November 30, 1996 are not necessarily indicative of the operating results for the full year.

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

Financial Condition

      Total assets at November 30, 1996 were $3,932,331 compared to $3,527,512 at the year ended May 31, 1996 an increase of approximately 11.5%. The Company's cash position remains limited, $1,447 at November 30, 1996 compared to $14,606 at May 31, 1996. During the last several years, the Company's cash position has been limited and its ability to expand its operations in a meaningful way is restricted by its limited cash position.

      Receivables from non-affiliates increased from $1,050,421 at May 31, 1996 to $1,184,316 at November 30, 1996 an increase of approximately 12.75%. This significant increase was primarily the result of decreased collections. Receivables from affiliates were up from $864,371 at May 31, 1996 to $1,032,004 at November 30, 1996 and increase of approximately 19.40%. The reason for this increase was increased sales and decreased collections.

      Inventories increased to $577,759 at November 30, 1996 compared to $487,566 at May 31, 1996.

      The Company does not currently have any lines of credit and has historically borrowed short term funds from its affiliates and from commercial banks for working capital. At November 30, 1996, the Company had total liabilities to banks of $460,949 which is classified as current debt compared to $478,956 at May 31, 1996. This long term debt has historically been renewed in June of each year. This loan is secured by the Company's real property and is guaranteed by Donald L. Cox and Lucille M. Cox, officers and directors of the Company.

      At November 30, 1996, total liabilities were $2,404,082 compared to $2,076,904 at May 31, 1996 an increase of approximately 15.75%. The increase was primarily due to decreased collections in accounts receivable. During this same period, there was an increase of approximately 11.5% in total assets. During the same period, stockholder's equity increased from $1,450,608 to $1,528,249 an increase of approximately 5.35%.

Results of Operations

      The Company's revenues are primarily attributed to the sale of flooring components to franchisees and licensees, the sale and installation of complete flooring jobs by the Company and the sale and installation of interior ceiling and wall systems.

      Total net sales for the three month period ended November 30, 1996, were $1,917,846 compared to $1,419,063 for the three month period ended November 30, 1995, an increase of approximately 35.15%. Total net sales for the six month period ended November 30, 1996, were $3,913,318 compared to $3,343,413 for the six month period ended November 30, 1995, an increase of approximately 17.05%. The increase in sales was attributable to an increase in sales to franchisees. During the past year, several franchise territories have been divided into smaller territories and the Company has added several new franchises. These new franchises have helped to increase the revenue of the Company. During the quarter ended November 30, 1996, sales of Arcoplast Ceilings and Wall Systems were approximately 19% of total sales.

     Operating Expenses. Cost of sales during the three month period ended November 30, 1996 was 71% of total sales the same as the cost of goods sold for the three month period ended

November 30, 1995. Cost of sales during the six month period ended November 30, 1996 was 71% of total sales compared to 69% for the six month period ended November 30, 1995. The increase is attributable to higher installation costs incurred.

      For the three month period ended November 30, 1996, total general and administrative expenses were $294,144 (approximately 15% of total sales) compared to $238,009 (17% of total sales)for the three month period ended November 30, 1995. For the six month period ended November 30, 1996, total general and administrative expenses were $604,293 (approximately 15% of total sales) compared to $463,666 (14% of total sales)for the six month period ended November 30, 1995.

      For the three month period ended November 30, 1996, total selling expenses were $191,831 (approximately 10% of total sales) as compared to $167,264 (12%of total sales) for the three month period ended November 30, 1995. For the six month period ended November 30, 1996, total selling expenses were $413,538 (approximately 11% of total sales) as compared to $345,748 (10%of total sales) for the six month period ended November 30, 1995.

      Total cost of sales and operating expenses for the three month period ended November 30, 1996 were $1,838,977 (96% of total sales) compared to $1,410,214 (99% of total sales) for the three month period ended November 30, 1995. Total cost of sales and operating expenses for the six month period ended November 30, 1996 were $3,808,639 (96% of total sales) compared to $3,106,211 (93% of total sales) for the six month period ended November 30, 1995.

      Net Income. For the three month period ended November 30, 1996, the Company had net income of $49,469 compared to net income of $8,895 for the three month period ended November 30, 1995, an increase of approximately 75%. For the six month period ended November 30, 1996, the Company had net income of $73,158 compared to net income of $161,544 for the six month period ended November 30, 1995, a decrease of approximately 55%.

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


Dated: April  23, 1997              TUFCO INTERNATIONAL, INC.



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