Form 10QSB
period 1997-02-28
TUFCO INTERNATIONAL INC
filed 1997-08-13
CIK 808714

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 ------------


                                  FORM 10-QSB
                                             ------------


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended February 28, 1997

                                      OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      Commission file number 33-10984-LA
                                 ------------



                           TUFCO INTERNATIONAL, INC.
          (Name of Small Business Issuer as specified in its charter)
                  Nevada                           95-4071623
               ------------                      ------------
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

Common Stock outstanding at July 31, 1997 - 6,965,800 shares of $.001 par value Common Stock.

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                           TUFCO INTERNATIONAL, INC.


                   For the Quarter Ended February 28, 1997.



      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                      Page of
                                                                     Form 10-Q

Item 1.  Financial Statements:
  Condensed Consolidated Balance Sheet--February 28, 1997...............3
  Condensed Consolidated Statements of Income for the three months and nine
   Months ended February 28, 1997 and February 29, 1996.................5
  Condensed Consolidated Statements of Cash Flows--for the
   three months and nine months ended February 28, 1997 and
   February 29, 1996....................................................6
  Notes to Condensed Consolidated Financial Statements..................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................8



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

                          TUFCO INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              FEBRUARY 28, 1997
                                  Unaudited



ASSETS
CURRENT  ASSETS:
      Cash                                                  $         2,171
      Accounts and notes receivable, less allowance
        for doubtful accounts of $250,000
            Trade                                                 1,237,664
            Affiliates                                            1,117,309
       Inventories                                                  555,081
      Deferred income tax benefits                                  102,706
      Other current assets                                           78,228
                                                            ------------------
                                                                  3,093,159
                                                            ------------------

      Property and equipment                                      1,316,718
      Accumulated depreciation                                      477,812
                                                            ------------------
                                                                    838,906
                                                            ------------------

      Reacquired franchise territory                                356,558
      Accumulated amortization                                      240,326
                                                            ------------------
                                                                    116,232
                                                            ------------------

      Other assets                                                    3,640
                                                            ------------------
                                                               $  4,051,937
                                                            ==================

                            TUFCO INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              FEBRUARY 28, 1997
                                  Unaudited




LIABILITIES  AND  STOCKHOLDERS'  EQUITY
CURRENT  LIABILITIES:
      Current maturities of long-term debt                  $     464,750
      Trade accounts payable                                    1,724,242
      Income taxes payable                                         75,642
      Deferred income tax                                          30,205
      Accrued expenses                                            261,895
                                                           ------------------
                                                                2,556,734
                                                           ------------------

LONG-TERM DEBT                                                     30,351
                                                           ------------------

DEFERRED COMPENSATION                                               6,108
                                                           ------------------

COMMON  STOCKHOLDERS'  EQUITY:
      Common stock,$.001 par value; authorized 50,000,000
         shares; issued and outstanding 7,777,800 shares            7,778
      Retained earnings                                         1,219,052
      Other common stockholders' equity                           231,914
                                                          ------------------
                                                                1,458,744
                                                          ------------------
                                                             $  4,051,937
                                                          ==================

                          TUFCO INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three  months and nine months  ended  February 28, 1997 and February 29,
1996
                                  Unaudited

                                        1997                    1996
                              -------------------------------------------------
                                3 MONTHS   9 MONTHS    3 MONTHS    9 MONTHS
                              -------------------------------------------------
NET  SALES:
      Trade                   $1,619,428  $4,708,366   $1,625,414  $4,077,168
      Affiliates                 431,370   1,255,750      464,763   1,356,422
                              ----------- ----------- ------------ ------------
                               2,050,798   5,964,116    2,090,177   5,433,590
                              ----------- ----------- ------------ ------------


Cost of sales                  1,515,190   4,305,998    1,465,921   3,762,718
Selling expenses                 192,446     605,984      163,684     509,432
General and admin.expenses       400,768   1,005.061      272,807     736,473
Bad debts                         86,103      86,103      125,000     125,000
Other income                      (3,748)    (44,336)      (9,441)    (37,620)
                              ----------- ----------- ------------ ------------
                               2,190,759   5,958,810    2,017,971   5,096,003
                              ----------- ----------- ------------ ------------
Income (loss) before taxes      (139,961)      5,306       72,206     337,587
                              ----------- ----------- ------------ ------------
Provision (credit) for income taxes
      Current                    (67,752)        540       83,378     191,135
      Deferred                    21,434      25,251      (49,202)    (53,122)
                              ----------- ----------- ------------ ------------
                                 (46,318)     25,791       34,176     138,013
                              ----------- ----------- ------------ ------------
Net Income (loss)             $  (93,643)  $ (20,485)  $   38,030   $ 199,574
                              =========== =========== ============ ============


INCOME (LOSS) PER SHARE:

Net income (loss)             $ (0.01204)  $(0.00263)  $  0.00489   $ 0.02566
                              ===========  ==========  ==========   =========
Weighted average number of
  shares outstanding           7,777,800   7,777,800    7,777,800   7,777,800
                              ===========  ==========  ==========   =========

                          TUFCO INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three  months and nine months  ended  February 28, 1997 and February 29,
1996
                                  Unaudited

                                       1997                    1996
                              -------------------------------------------------
                                3 MONTHS   9 MONTHS    3 MONTHS    9 MONTHS
                               ------------------------------------------------
NET CASH PROVIDED BY (USED IN)
  Operating Activities          $ 12,314   $ (7,606)   $ 65,868    $ 92,419
                              ----------- ----------- ---------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from sale of property
     and equipment                                                   10,000
  Proceeds from sale of reacquired
      franchise territory                     7,120      6,715       25,554
  Purchase of property and equipment       (132,616)   (63,367)     (89,091)
                              ----------- ----------- ---------- --------------

  Net cash provided by (used in)           (125,496)   (56,652)     (53,537)
     investing activities     ----------- ----------- ---------- --------------


CASH FLOWS FROM FINANCING ACTIVITIES

  Principal payments on
     long-term debt             (11,590)   (29,333)     (8,846)     (29,999)
  Principal payments on short-term
     bank notes                           (125,000)
  Proceeds from long-term debt             275,000
                              ----------- ----------- ----------- -------------

  Net cash provided by (used in (11,590)   120,667      (8,846)     (29,999)
     financing activities
                              ----------- ----------- ----------- -------------


INCREASE (DECREASE) IN CASH         724    (12,435)        370        8,883

CASH, BEGINNING OF PERIOD         1,447     14,606       9,297          784
                              ----------- ----------- ------------ ------------
CASH, END OF PERIOD           $   2,171    $ 2,171     $ 9,667      $ 9,667
                              =========== =========== ============ ============

                          TUFCO INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  Unaudited





NOTE  1:    BASIS  OF  PRESENTATION
The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles for complete financial statements or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of these financial statements may wish to refer to the Company's financial statements for the year ended May 31, 1996 included in the Company's Form 10-KSB for further information

The financial information has been prepared in accordance with generally accepted accounting principles and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The condensed consolidated results of operations for the three months and nine months ended February 28, 1997 are not necessarily indicative of the operating results for the full year.

                                PART I - ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company is engaged in the business of selling and installing industrial flooring systems. The following Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's Form 10-KSB for the year ended May 31, 1996.

Financial Condition

      Total assets at February 28, 1997 were $4,051,931 compared to $3,527,512 at the year ended May 31, 1996 an increase of approximately 14.5%. The Company's cash position remains limited, $2,171 at February 28, 1997 compared to $14,606 at May 31, 1996. During the last several years, the Company's cash position has been limited and its ability to expand its operations in a meaningful way is restricted by its limited cash position.

      Receivables from non-affiliates increased from $1,050,421 at May 31, 1996 to $1,237,664 at February 28, 1997 an increase of approximately 17.83%. This significant increase was primarily the result of decreased collections. Receivables from affiliates were up from $864,371 at May 31, 1996 to $1,117,309 at February 28, 1997 and increase of approximately 29.26%. The reason for this increase was also primarily the result of the decreased collections.

      Inventories increased to $555,081 at February 28, 1997 compared to $487,566 at May 31, 1996.

      The Company does not currently have any lines of credit and has historically borrowed short term funds from its affiliates and from commercial banks for working capital. At February 28, 1997, the Company had total liabilities to banks of $452,298 which is classified as current debt compared to $478,956 at May 31, 1996. This long term debt has historically been renewed in June of each year. This loan is secured by the Company's real property and is guaranteed by Donald L. Cox and Lucille M. Cox, officers and directors of the Company.

      At February 28, 1997, total liabilities were $2,593,193 compared to $2,076,904 at May 31, 1996 an increase of approximately 24.86%. The increase was primarily due to decreased collections in accounts receivable. During this same period, there was an increase of approximately 14.5% in total assets. During the same period, stockholder's equity increased slightly from $1,450,608 to $1,458,744.

Results of Operations

      The Company's revenues are primarily attributed to the sale of flooring components to franchisees and licensees, the sale and installation of complete flooring jobs by the Company. Effective March 1, 1997, the Company discontinued the sale and installation of interior ceiling and wall systems. The Company discontinued the product line to concentrate on Tufco flooring.

      Total net sales for the three month period ended February 28, 1997, were $2,050,798 compared to $2,090177 for the three month period ended February 29, 1996, a decrease of approximately 1.88%. Total net sales for the nine month period ended February 28, 1997, were $5,964,116 compared to $5 433,590 for the nine month period ended February 29, 1996, an increase of approximately 9.76%. The increase in sales was attributable to an increase in sales to franchisees. During the past year, several franchise territories have been divided into smaller territories and the Company has added several new franchises. These new franchises have helped to increase the revenue of the Company.

      Operating Expenses. Cost of sales during the three month period ended February 28, 1997 was 74% of total sales compared to 70% for the three month period ended February 29, 1996. Cost of sales during the nine month period ended February 28, 1997 was 72% of total sales compared to 69% for the nine month period ended February 29, 1996. The increase is attributable to higher installation costs incurred.

      For the three month period ended February 28, 1997, total general and administrative expenses were $400,768 (approximately 20% of total sales) compared to $272,807 (13% of total sales)for the three month period ended February 29, 1996. The increase was primarily attributable to an ESOP contribution of approximately $62,000. The Company established an ESOP (Employee Stock Ownership Plan) effective January 31, 1997. For the nine month period ended February 28, 1997, total general and administrative expenses were $1,005,061 (approximately 17% of total sales) compared to $736,473 (14% of total sales)for the nine month period ended February 29, 1996.

      For the three month period ended February 28, 1997, total selling expenses were $192,446 (approximately 9% of total sales) as compared to $163,684 (10%of total sales) for the three month period ended February 29, 1996. For the nine month period ended February 28, 1997, total selling expenses were $605,984 (approximately 11% of total sales) as compared to $509,432 (9%of total sales) for the nine month period ended February 29, 1996.

      Total cost of sales and operating expenses for the three month period ended February 28, 1997 were $2,190,759 (107% of total sales) compared to $2,017,971 (97% of total sales) for the three month period ended February 29, 1996. Total cost of sales and operating expenses for the nine month period ended February 28, 1997 were $5,958,810 (99.9% of total sales) compared to $5,096,003 (94% of total sales) for the nine month period ended February 29, 1996.
      Net Income. For the three month period ended February 28, 1997, the Company had a loss of $93,643 compared to net income of $38,030 for the three month period ended February 29, 1996. For the nine month period ended February 28, 1997, the Company had a net loss of $20,485 compared to net income of $199,574 for the nine month period ended February 29, 1996, a decrease of approximately 98.43%

Inflation

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

Dated: August 11, 1997              TUFCO INTERNATIONAL, INC.


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