Form 10KSB
period 1997-05-31
TUFCO INTERNATIONAL INC
filed 1997-10-21
CIK 808714

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                    ------------


                                     FORM 10-KSB
                                    ------------


              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended May 31, 1997

                                         OR

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 33-10984-LA
                                             ------------


                              TUFCO INTERNATIONAL, INC.
             (Name of Small Business Issuer as specified in its charter)

           Nevada                                  95-4071623
      ------------------                        (I.R.S. employer
   (State or other jurisdiction of              identification No.)
    incorporation or organization)                   72734
         12575 Pioneer Lane                     ---------------------
           Gentry, Arkansas                        (Zip Code)
 (Address of principal executive offices)


           Issuer's telephone number, including area code:  (501) 736-2201

     Securities registered pursuant to Section 12(b) of the Exchange Act:  None

     Securities registered pursuant to Section 12(g) of the Exchange Act:  None


     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
2) has been subject to such filing  requirements for the past 90 days. Yes X No
___.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

      The Issuer's revenues for the fiscal year ending May 31, 1997 were $7,477,600.

      As of September 25, 1997, 6,965,800 shares of the Issuer's common stock were issued and outstanding 785,343 of which were held by non-affiliates. As of September 25, 1997, the aggregate market value of shares held by non-affiliates (based upon an average price) was approximately $343,588.


                     DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                    PART I

ITEM 1.  BUSINESS

General

      Tufco International, Inc., (the "Company") is engaged in the business of installing industrial floors and selling floor products, supplies and techniques to its franchisees and licensees. The Company's floors are known as "Tufco Floors". Effective March 31, 1997, the Company discontinued selling a line of ceiling and wall systems which it had marketed for several years under the name of "Arcoplast". The installation of the Company's floors is accomplished by the Company or by one of the Company's franchisees or licensees.

Industry Overview

      The industrial flooring industry is made up of a number of small and medium size businesses offering a variety of flooring products and surfaces to industrial customers. Many industries engaged in manufacturing or other lines of business have flooring requirements as a result of extensive wear or chemical corrosion. Some businesses are engaged in industries which have specific industry flooring standards. For example, the USDA has promulgated numerous standards for flooring, ceilings used in food operations. Flooring standards are generally adopted for health and safety reasons.

      Many businesses use a variety of chemicals in their manufacturing operations which frequently result in corrosion of the floors. Corrosion of floors can cause great expense and unsafe working conditions for such businesses. The Tufco Floor is designed to provide industrial users with a corrosion resistant, skid resistant and wear resistant floor. From time to time, the Company has submitted to the USDA information concerning the chemical components of Tufco Floor products. For more than 20 years, the USDA has stated that the chemical composition of Tufco Floors is acceptable for use in food processing and meat packaging industries.

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

      The exact composition of a Tufco Floor varies according to the needs and requirements of the specific customer. Tufco Floors are designed to be chemical resistant, skid resistant and wear resistant and come with a five year warranty. Historically, Tufco Floors have been made from a vinyl ester base. Tufco Floors are now available with a 100% solid epoxy which contains no styrene and is therefore, free of this odor. This allows a Tufco Floor to be installed in such industrial plants as food processing plants or open vat breweries without a shut down in processing lines due to styrene odors.

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

      Arcoplast Ceilings and Walls. The Company discontinued its wall and ceiling operations effective March 31, 1997. Prior to such time, the Company sold Arcoplast ceiling and wall panels. These were sandwich-type composite panels used for wall and ceiling surfaces requiring sanitary, durable, impact-resistant, maintenance-free finishes. The exact composition of the Arcoplast ceiling and wall panels varied according to the needs and requirements of the specific customer. The panels could be used in manufacturing, processing, researching and storing of foods, pharmaceuticals, human and animal health care units and occupancies subject to contamination or absorption of chemicals, odors or other deleterious substances, public washrooms and sewage disposal and areas subject to high maintenance under demanding conditions.

      The ceiling and wall panels were faced with hard, high-gloss permanently durable polymer which are bonded over urethane, or water-resistant plywood, or solid glass fiber reinforced plastic cores which range in thicknesses from 1/4 inches to 3/4 inches. Insulating panels were fabricated in thicknesses from 5/8 inches to 6 inches. Composite panels were fabricated in sections which were 10 feet by 50 feet and could be cut to suit constraints of the site, transport, access or erection. The composite panels met all requirements of federal regulations governing food processing and storage.

      The most significant part of the Company's revenue has been generated from the sales of Tufco Flooring and related products and only a small portion had been from the sale of Arcoplast ceilings and walls. The Company discontinued its Arcoplast operations as a result of the limited revenue such operations generated for the Company.

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

      Arcoplast panels and finishes were warranted to the customer by the franchisee to be free from cracking, crazing or peeling for five (5) years subject to certain conditions. Labor is not covered under the warranty. In the event of repair or replacement of ceilings and walls, the Company agreed to pay 100% of the costs for such repair or replacement. The Company has not accrued or incurred any costs for repairs or replacement pursuant to its warranty.

Customers

      Tufco Floors have been installed for national and local businesses operating in a wide variety of industries. Generally, the Company solicits business from nationally based customers and then refers such nationally based customers to the franchisee operation within the territory in which the Tufco Floor is to be installed. The franchisee then installs the Tufco Floor for the nationally based company and the Company sells the floor supplies or ceilings or walls to the franchisee. The franchisee also solicits local businesses in the franchised or licensed territory.

      Nationally based businesses for which Tufco Floors have been installed include, but are not limited to the following: Star-Kist Tuna, Van de Kamp, Ralston-Purina, Kal-Kan, Del Monte, Frito- Lay, Pepsico, Iowa Beef, Tyson's Foods, Cargill, Con Agra, Proctor & Gamble, Campbell's Soup, General Mills, Kraft Foods and others.

      Nationally based businesses for which Arcoplast ceilings and walls had been installed include, but are not limited to the following: IBP, Inc., Pepsico, La Siesta Foods, Mid-America Dairy, Nestle Carnation, Sara Lee, Liquimex, Kraft Foods, McKee Baking Co., Hormel and others.

      The Company primarily sells its products to its franchisees who in turn install Tufco Floors for the ultimate user. The Company has a limited number of franchisees and therefore, a limited number of direct customers. During the years ending May 31, 1997 and 1996, there were franchisees that accounted for more than 10% of the total sales of the Company. These franchisees were the following:

                                                  Year Ended May 31

                                    1997         Per     1996        Per
      Franchisee                    Sales        cent    Sales       cent

      Arkotex, Inc.                 $1,442,000    19%   $1,537,000   21%

      Tufco Flooring, Inc.          $1,023,000    14%   $1,088,000   15%

           TOTAL                    $2,465,000    33%   $2,625,000   36%
                                    ============ =====  =========== =====


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

      For the years ending May 31, 1997 and 1996, the Company purchased 39% and 41%, respectively, of its raw materials from Interplastics Corporation. Management believes that it could purchase equivalent raw materials from other sources at comparable cost, and an interruption in the relationship with such supplier should not have an adverse effect on the continuous flow of the Company's operations.

      The balance of the Company's raw materials are purchased from a number of different suppliers. Management believes that it would be able to find suitable alternative suppliers at comparable costs in the event it were not able to purchase such supplies from its current suppliers.

Franchise Program

      The Company primarily sells its flooring products to various franchisees and licensees located in the United States, Mexico and Canada. There are currently 15 franchise areas in the United States and Canada. The earliest franchise was sold in 1976 and the most recent franchise was sold in 1997. Upon the sale of a franchise territory, a franchisee pays an initial franchise fee and a continuing franchise fee, the amounts of which depend on the franchise area granted. The initial franchise fee is payable in advance and the continuing franchise fee is payable quarterly based upon a percent of the gross revenues (normally 10%) of the franchisee, until paid in full. Initial franchise fee revenue received is deferred until all material services or conditions relating to the franchise agreement have been substantially performed or satisfied by the Company. Upon completion of substantial performance, continuing franchise fees are recognized when received. No initial franchise fee revenue was recognized the two years ended May 31, 1997 and 1996. Continuing franchise fee revenue recognized for the two years ended May 31, 1997 and 1996 was $0 and $80,000, respectively.

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

      There are currently the following operating franchisees:

       Date        Franchise
      Granted      Area(1)

1.     8/01/76     Oklahoma, Texas, Arkansas, Louisiana
2.    11/01/82     N. and S. Dakota, Nebraska, Kansas, Iowa,
                    Missouri, Colorado
3.    11/01/82     Tennessee, North Carolina and South Carolina
4.     8/02/86     Northern California
5.     1/04/88     Washington, Oregon
6.    11/01/88     Florida, Georgia
7.    12/10/88     Minnesota, Michigan, Illinois, Indiana, Wisconsin
8.    10/03/94     Ohio, Kentucky, West Virginia
9.     2/28/87     Ontario, Canada
10.   12/01/89     Quebec, Canada
11.    3/04/86     Maritimes, Canada
12.    11/1/94     Mississippi, Alabama
13.     1/1/95     Southern California, Arizona, New Mexico
14.     1/2/95     Delaware, Virginia, Maryland, New Jersey.
15.     1/1/97     Nevada, Idaho, Montana, Wyoming, Utah

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

      There are currently 9 states which are not covered by a franchise relationship. Any Tufco Floor installation in such states is performed by the Company or a licensee of the Company. In September 1993, the Caribbean Island franchise agreement was discontinued by the Company due to non-performance under the franchise agreement. In January 1994, the franchise agreement for the areas of Ohio, Kentucky and West Virginia was discontinued by the Company due to non-performance under the franchise agreement. In October 1994, this franchise territory was resold for $425,000.

Sales Information

      The Company's products were sold to its franchisees and licensees who utilize the products to install Tufco Floors and Arcoplast ceilings and walls for their customers. For purposes of this section, sales are divided into franchise sales and Company sales (which are revenues primarily generated from the installation of floors). Information about gross sales during the last two years is as follows:
                                       5/31/97      5/31/96

      Franchise Sales (1)           $5,319,000   $5,784,000
      Royalties (2)                   $276,000     $288,000
      Franchise Fees (3)                            $80,000
      Company Sales (4)             $1,504,000     $816,000
      Foreign Sales (5)               $379,000     $406,000
                                    ------------------------

      Total Sales                   $7,478,000   $7,374,000
                                    ===========  ===========

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

                                       5/31/97      5/31/96

            U.S. Sales              $7,099,000   $6,968,000
            Foreign Sales             $379,000     $406,000
                                    ----------   ----------

            Total Sales             $7,478,000   $7,374,000
                                    ==========   ==========

      For the fiscal year ended May 31, 1997, approximately 93% of the Company's sales were for Tufco Floors and 7% of the Company's sales were for Arcoplast ceilings and walls. For the fiscal year ended May 31, 1996, approximately 93% of the Company's sales were for Tufco Floors and 7% of the Company's sales were for Arcoplast ceilings and walls.

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

Competition

      The business in which the Company competes is fragmented and subject to numerous competitive factors which include price, quality, reliability and market acceptance. The Company faces competition from numerous sources which operate on a national, regional or local basis. Although Management believes the Company's Tufco Floor offer advantages over competitive products, there can be no assurance that the Company will be able to effectively compete in the market place. Competing producers of the Company's Tufco Floor include, but are not limited to: Stonhard, General Polymers, Ceilcote and Trowelon. Competing producers of the Company's Arcoplast ceilings and walls included, but were not limited to: Kemlite, Lasco, Sequentia and Kal Lite.

Trademarks

      The Company has obtained a trademark for the name "Tufco" from the United States Patent and Trademark Office. The trademark was granted for a term of 20 years ending March 11, 1994. The trademark renewal was registered on March 12, 1994 under Registration No. 980205 in class 12 for "laminated seamless acid resistant flooring". The Company has also obtained with the Department of Commerce and Industrial Development (SECOFI) in Mexico trademarks for the names "Tufco". The Company has not sought or obtained patent protection for its floors but relies on trade secret protection.

Research and Development

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

Employees

      The Company employs 11 full-time personnel, 3 of whom are executives, 2 of whom are clerical, one of whom is involved in research and development and safety and 3 of whom are engaged in flooring sales and installation. The Company also employs 2 warehouse personnel. The Company hires part-time employees on an as-needed basis.

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

ITEM 2.  DESCRIPTION OF PROPERTY

      The Company owns approximately 15 acres of property on Pioneer Lane in Gentry, Arkansas upon which its offices, warehouse and research and development facilities are located. The Company's offices, warehouse and research and development facilities are contained in a building of approximately 14,000 square feet. Management believes its facilities are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

      There are not presently any material legal proceedings to which the Company is a party or which any of its property or wholly-owned subsidiary is subject and no such proceedings are known to be threatened or contemplated against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to the Company's shareholders for voting during the fourth quarter of the fiscal year ending May 31, 1997.

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

      B. Holders of Common Stock. The approximate number of holders of record of the Company's common stock was 43 as of September 25, 1997. Management believes the actual number of beneficial holders of its Common Stock is greater than the number of shareholders of record.

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

      The Class "A" Warrants expired during the fiscal year ended May 31, 1997. The exercise period of the Class "B" and Class "C" Warrants have been extended several times and are currently as follows:

1. Class "B" Warrants. Expiration on the later of December 31, 1997 or 90 days from the effective date of the Company's Prospectus.

2. Class "C" Warrants. Expiration on the later of December 31, 1997 or one year from the effective date of the Company's Prospectus.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

General

      The Company is engaged in the business of selling and installing industrial flooring. Until March 1, 1997, the Company had offered and sold Arcoplast wall and ceiling products. The Company discontinued its Arcoplast operations on March 1, 1997. No significant revenue or profits had ever been generated from the Arcoplast operations and it is not expected that the discontinuance of the Arcoplast operations will have any significant adverse effect on the Company in the future. The financial statements included with the Form 10-KSB do include Arcoplast operations for each of fiscal year 1997 and 1996.

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

      The   following   table  sets  forth  certain  items  from  the  Company's
consolidated statements of operations as a percentage of net sales for the period indicated:

                                       Years Ended
                                         May 31st
                                    -----------------
                                    1997         1996

      Net Sales                     100%         100%
      Cost of Sales                  73%          70%
      Gross Profit                   27%          30%
      Operating Expenses             29%          24%
      Operating Income  (Loss)       (2%)          6%
      Other Income (Expenses)        .9%          .7%
      Income Taxes (Benefit)        (.4%)          2%
      Net Income (Loss)              (2%)          4%

Year Ended May 31, 1997 Compared to Year Ended May 31, 1996

      Total net sales for the year ended May 31, 1997, were $7,477,600 compared with $7,373,806 for the year ended May 31, 1996, an increase of approximately 1.42%. The increase was attributed to sales to trade customers. There was a slight decrease in sales to affiliates. Sales to U.S. customers for the year ended May 31, 1997 amounted to 95% of total sales compared with 94% for the year ended May 31, 1996. The Company has not identified any trend in sales and cannot predict whether installation orders will continue to increase in the immediate future.

      Gross profit as a percentage of sales decreased to 27% for the year ended May 31, 1997, from 30% for the year ended May 31, 1996. Gross profit as a percentage of sales in fiscal 1995 was 34%. The decrease in percentage of gross profit over the last three fiscal years was the result of lower gross profit on floor installations performed by the Company and lower gross profit on sales of Arcoplast wall and ceiling panels.

     Operating Expenses. Operating expenses increased in absolute dollar amount from $1,804,805 for the year ended May 31, 1996, to $2,190,387 for the year ended May 31, 1997. Operating expenses increased as a percentage of net sales from 24% for the year ended May 31, 1996, to 29% for the year ended May 31, 1997. Total selling expenses increased from $639,714 (8.68% of sales) for the year ended May 31, 1996, to $692,414 (9.2% of sales) for the year ended May 31, 1997. General and administrative costs increased from $1,040,091 (14.11% of total sales) for the year ended May 31, 196 to $1,411,870 (18.88% of total sales) for the year ended May 31, 1997. The increase in selling expenses was attributable to increased advertising costs of approximately $50,000. These costs were incurred early in June 1996 to help market the Arcoplast wall and ceiling panels. The increase in general and administrative expenses was attributable, among other factors, to the following: an initial ESOP contribution of approximately $78,000 and to research and development costs incurred to study ozone to decrease styrene emissions during flooring installations. These research and development costs were approximately $20,000. Also, bonuses paid to the executives in the flooring division increased approximately $150,000 from the previous year. The remaining increases were largely due to general increases in warehouse and office expenses in the amount of $35,000; accounting and legal expenses in the amount of $25,000; bank charges in the amount of $8,000; and telephone expenses in the amount of $12,000.

      Total cost of sales and operating expenses were $7,682,941 for the year ended May 31, 1997, as compared to $6,990,944 for the year ended May 31, 1996.

      Interest Expense. Net interest expense was $68,709 during the year ended May 31, 1997, as compared to $45,983 for the year ended May 31, 1996.

      Other Income. Other income was $138,233 during the year ended May 31, 1997, as compared to $100,112 for the year ended May 31, 1996. Other income is primarily attributed to finance and freight charges on franchisees open accounts.

     Net Income (Loss). For the year ended May 31, 1997, the Company incurred a net loss of $106,078 as compared to net income of $259,935 for the year ended May 31, 1996. For the fiscal year ended May 31, 1995 the Company had net income of $311,849.

Liquidity and Financial Resources

For the Years Ended May 31, 1997 and 1996

      Net cash provided by all activities in fiscal year 1997 was $6,791 compared to $13,822 in fiscal year 1996.

      Total assets as of May 31, 1997, were $3,298,429 as compared to $3,527,512 as of May 31, 1996.

      Accounts and notes receivable decreased to $1,663,747 at May 31, 1997 compared to $1,932,932 at May 31, 1996.

      The Company continues to have limited cash assets. At May 31, 1997, the Company had cash of $21,397 compared to cash of $14,606 at May 31, 1996.

       At May 31, 1997, current maturities on long-term debt was $456,797. Short term notes payable to banks was $125,000 at May 31, 1996. Accounts payable at May 31, 1997 were $1,449,195 compared to $1,170,517 at May 31, 1996. In October
1997, the Company is required to repay a bank loan in the principal amount of $444,323. This loan is secured by the Company's buildings and land. The Company will attempt to renew this loan or obtain another loan to repay this loan.

      At May 31, 1997, shareholders equity was $1,147,772 which was a decrease of $302,836 over shareholders equity at May 31, 1996. The decrease was primarily attributed to the loss for fiscal 1997.

      During the year ended May 31, 1997, the Company had capital expenditures of approximately $157,331 for property and equipment. At the beginning of the fiscal year, the Company had anticipated that such expenditures would be approximately $100,000. For the current year, management anticipates it will spend approximately $75,000 to purchase capital equipment to be used primarily in ongoing research and development, new product development and marketing efforts.

      Short-term cash flow needs are generally met by current revenues. Management believes that its presently anticipated short-term and long-term needs for operating capital and debt repayments will be satisfied by funds currently available.

Forward Looking Statement

      The foregoing discussion in "Management's Discussion and Analysis" contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act, which reflect Management's current views with respect to future events and financial performance. Such forward looking statements may be deemed to include, among other things, statements relating to anticipated growth, and increased profitability, as well as to statements relating to the Company's strategic plan, including plans to develop and increase loan originations and to selectively acquire other companies. These forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, future financial performance and future events, competitive pricing for services, costs of obtaining capital as well as national, regional and local economic conditions. Actual results could differ materially from those addressed in the forward looking statements. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statement, which speak only as of the date whereof.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Index to Financial Statements

Financial Statements

      Independent Accountants' Report
        Year ended May 31, 1997 and 1996

      Consolidated Balance Sheet
        May 31, 1997

      Consolidated Statements of Operations
        Years ended May 31, 1997 and 1996

      Consolidated Statements of Changes in Stockholders' Equity
        Years ended May 31, 1997 and 1996

      Consolidated Statements of Cash Flows
        Years ended May 31, 1997 and 1996

      Notes to Consolidated Financial Statements

                         Independent Auditor's Report



Board of Directors and Stockholders
Tufco International, Inc.
Gentry, Arkansas


      We have audited the accompanying consolidated balance sheet of Tufco International, Inc. as of May 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended May 31,1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tufco International, Inc. as of May 31, 1997 and the results of its operations and its cash flows for each of the two years in the period ended May 31, 1997, in conformity with generally accepted accounting principles.




                             MOORE, STEPHENS, FROST
                          Certified Public Accountants

Little Rock, Arkansas
July 31, 1997

                                TUFCO INTERNATIONAL, INC.

                               CONSOLIDATED BALANCE SHEETS

                                      MAY 31, 1997



                            Assets

Current assets
      Cash                                                     $     21,397
      Accounts receivable, less allowance for doubtful
        accounts of $250,000
          Trade                                                     900,123
          Affiliates                                                756,874
      Notes receivable                                                6,750
      Inventories                                                   535,155
      Refundable income taxes                                        15,752
      Prepaid expenses and other                                     69,670
      Current deferred income tax benefit                           104,495
                                                                ------------
Total current assets                                              2,410,216

Property and equipment
      Land                                                           83,500
      Buildings                                                     455,896
      Machinery and equipment                                       357,222
      Furniture and fixtures                                        115,355
      Vehicles                                                      231,493
                                                                ------------
                                                                  1,243,466
      Accumulated depreciation                                     (469,655)
Net property and equipment                                          773,811

Other assets
      Reacquired franchise territory, net of
        accumulated amortization of $247,146                        109,412
      Other                                                           4,990
                                                                -------------
Total other assets                                                  114,402

Total assets                                                     $3,298,429
                                                                 ============

          Liabilities and Stockholders' Equity

Current liabilities
      Accounts payable                                            $1,449,195
      Accrued expenses                                               186,366
      Current maturities of long-term debt                           456,797
                                                                 -------------
Total current liabilities                                          2,092,358
                                                                 -------------



Long-term debt, less current maturities                               27,066
                                                                 -------------

Deferred income taxes                                                 31,233
                                                                 -------------


Stockholders' equity
      Common stock, $.001 par value; authorized
        50,000,000 shares; issued and outstanding
        6,965,800                                                      6,966
      Additional paid-in capital                                     261,964
      Retained earnings                                              973,850
      Cumulative translation adjustment                               (2,892)
                                                                   -----------
                                                                   1,239,888
      Capital contributions receivable                               (92,116)
                                                                   -----------
Total stockholders' equity                                         1,147,772
                                                                   -----------


Total liabilities and stockholders' equity                        $3,298,429
                                                                  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                TUFCO INTERNATIONAL, INC.

                          CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED MAY 31, 1997 AND 1996



                                                    1997            1996
                                                    ----            ----
Net sales
      Trade customers                            $5,753,890     $5,614,348
      Affiliates                                  1,723,710      1,759,458
                                                 -----------    -----------
Total net sales                                   7,477,600      7,373,806

Cost of sales                                     5,492,554      5,186,139
                                                 -----------    -----------

Gross profit                                      1,985,046      2,187,667
                                                 -----------    -----------

Operating expenses
      Selling                                       692,414        639,714
      General and administrative                  1,411,870      1,040,091
      Bad debts                                      86,103        125,000
                                                 -------------  ------------
Total operating expenses                          2,190,387      1,804,805
                                                 -------------  ------------

Income (loss) from operations                      (205,341)       382,862
                                                 -------------  ------------

Other income (expense)
      Interest expense                              (68,709)       (45,983)
      Other income                                  138,233        100,112
                                                 -------------  ------------
Total other income (expense)                         69,524         54,129
                                                 -------------  ------------

Income (loss) before income taxes                  (135,817)       436,991

Income taxes (benefit)                              (29,739)       177,056
                                                 -------------   ------------

Net income (loss)                                $  (106,078)    $ 259,935
                                                 =============   ============



Earnings per share                               $    (0.014)    $   0.033
                                                 =============   ============

Weighted average number of shares outstanding      7,775,575     7,777,800
                                                 =============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                                TUFCO INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            YEARS ENDED MAY 31, 1997 AND 1996


                                         Additional               Cumulative      Capital
                                Common    Paid-In     Retained     Translation  Contributions
                                Stock     Capital     Earnings     Adjustment    Receivable       Total

Balance - May 31, 1995          $7,778    $301,752    $981,616     $    -        $(109,123)    $1,182,023


      Net income                   -          -        259,935          -             -           259,935

      Recognition of capital
        contributions receivable   -          -           -             -           11,496         11,496

      Current year translation
        adjustment                 -          -           -          (2,846)          -            (2,846)
                              -------------------------------------------------------------------------------

Balance - May 31, 1996           7,778     301,752   1,241,551       (2,846)       (97,627)     1,450,608

      Net loss                     -          -       (106,078)         -             -          (106,078)

      Recognition of capital
        contributions receivable   -          -           -             -            5,511          5,511

      Issuance of 125,000 shares
        of common stock            125       6,125        -             -             -             6,250

      Purchase and retirement of
        937,000 shares of common
        stock                     (937)    (45,913)   (161,623)         -             -          (208,473)

      Current year translation
        adjustment                 -           -          -             (46)          -               (46)
                              -------------------------------------------------------------------------------

Balance - May 31, 1997          $6,966   $ 261,964   $ 973,850      $(2,892)      $ (92,116)   $1,147,772
                              ===============================================================================














The accompanying notes are an integral part of these consolidated financial statements.

                                TUFCO INTERNATIONAL, INC.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED MAY 31, 1997 AND 1996

                                                                   1997            1996
                                                                   ----            ----
Cash flows from operating activities
      Net income (loss)                                          $(106,078)      $ 259,935
      Adjustments to reconcile net income (loss) to
        net cash provided by (used in) operating activities:
          Depreciation                                              88,335          83,740
          Amortization                                              27,640          32,884
          (Gain) loss on sale of property and equipment              1,885          (1,008)
          Change in deferred compensation liability                (61,130)         18,782
          Change in deferred income taxes                           24,490         (56,765)
          Changes in assets and liabilities:
                Accounts and notes receivable                      245,074        (761,098)
                Inventories                                       (188,348)        (60,487)
                Refundable income taxes                            (15,752)              -
                Prepaid expenses and other                           4,369         (14,870)
                Other assets                                        (1,349)         (1,801)
                Accounts payable                                   278,688         413,914
                Accrued expenses                                    98,239          20,141
                Income taxes payable                              (353,956)        115,490
                                                                ----------      ----------
Net cash provided by (used in) operating activities                 42,107          48,857
                                                               -----------     -----------

Cash flows from investing activities
      Purchase of property and equipment                          (157,331)       (161,360)
      Proceeds from sale of property and equipment                       -          10,000
      Proceeds from sale of reacquired franchise territory           7,121          34,232
                                                              ------------     -----------
Net cash provided by (used in) investing activities               (150,210)       (117,128)
                                                                ----------      ----------

Cash flows from financing activities
      Net change in notes payable                                 (125,000)        125,000
      Net change in due to affiliates                                    -         (16,673)
      Proceeds from long-term borrowings                           275,000           9,535
      Principal payments on long-term debt                         (40,571)        (44,419)
      Collection of capital contributions receivable                 5,511          11,496
                                                              ------------     -----------
Net cash provided by (used in) financing activities                114,940          84,939
                                                                ----------     -----------

Effect of exchange rate changes on cash                                (46)         (2,846)
                                                            --------------    ------------

Increase in cash                                                     6,791          13,822

Cash - beginning of year                                            14,606             784
                                                               -----------   -------------

Cash - end of year                                              $   21,397      $   14,606
                                                                ==========      ==========



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

    b. Principles of consolidation - The consolidated financial statements include the accounts of Tufco International, Inc. and its wholly owned subsidiaries:

                  Tufco, Inc.
                  Tufco Flooring East, Inc.
                  Tufco De Mexico S.A. de C.V.


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

    e. Inventories - Inventories, consisting of raw materials, are stated at the lower of cost or market using the FIFO (first-in, first-out) method.

    f. Property and equipment - Property and equipment are stated at cost and are depreciated over the estimated useful lives of the assets. Annual depreciation is computed using the straight-line method.

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

           Initial franchise fee revenue received is deferred until all material services or conditions relating to the franchise agreement have been substantially performed or satisfied by the Company. Upon completion of substantial performance, continuing franchise fees are recognized when received. There was no initial franchise fee revenue recognized during the years ended May 31, 1997 and 1996.

The accompanying notes are an integral part of these consolidated financial statements.

                                TUFCO INTERNATIONAL, INC.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1997 AND 1996


1.  Organization and Summary of Significant Accounting Policies (cont.)

    i. Income taxes - The Company utilizes the asset and liability method of accounting for deferred income taxes. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities.

    j. Capital contributions receivable - Capital contributions receivable consist primarily of rights to receive future payments from independent franchises exchanged by a major shareholder for common stock. Payments received will be applied against capital contributions receivable. Any future payments in excess of these receivables will be recognized as income in the year received. The rights to receive future payments consist of an agreement with an independent franchisee which provides for payments based on a percentage of sales of the franchisee. There were no payments from independent franchisees in 1997.

    k. Earnings per share - Earnings per share have been calculated using the weighted average number of shares outstanding for each year. Common stock equivalents, consisting of stock warrants, have been determined to be anti-dilutive and, therefore, are excluded from the earnings per share calculation.

    l. Advertising - The Company expenses the production costs of advertising when such costs are incurred. Total advertising expenses were approximately $156,000 and $108,300 for the years ended May 31, 1997 and 1996, respectively.


2.  Long-Term Debt

        Long-term debt consists of:


Note payable to bank;  remaining  balance due October  1997;  payable in monthly installments of $6,400, including interest at 10%; secured by buildings and land; guaranteed by an officer and director
  of the Company.                                                     $444,323

Note payable to individual; due June 2001; payable
  $1,000 monthly, including interest at 8.5%; unsecured.                33,618
Note payable to a financing company; due March
  1999; payable in monthly installments of $311,
  including interest 10.5%; secured
  by certain equipment.                                             $    5,922
                                                                    ----------
                                                                       483,863

                                TUFCO INTERNATIONAL, INC.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1997 AND 1996


2.  Long-Term Debt (cont.)


Less current maturities                                                456,797

Long-term debt, less current maturities                              $  27,066
                                                                     =========



        Aggregate maturities of long-term debt are as follows:


  Year Ended                         Amount

    1998                            $456,797
    1999                              13,303
    2000                              11,262
    2002                               2,501
                                   ---------

                                    $483,863
                                   =========


        The Company made interest payments totaling approximately $42,800 and $46,000 during the years ended May 31, 1997 and 1996, respectively.


3.  Income Taxes

        The provision for income taxes at May 31, 1997 and 1996 includes:


                                                         1997           1996
                                                         ----           ----

Current tax expense (benefit)                          $(54,229)      $233,821
Deferred income tax expense (benefit)                    24,490        (56,765)
                                                      ----------     ----------

                                                       $(29,739)      $177,056
                                                      ==========     ==========

        Reconciliation of the differences between income taxes computed at the Federal statutory tax rates and the consolidated provision for income taxes is as follows:


                                                         1997           1996
                                                         ----           ----

Income taxes computed at Federal statutory tax rate    $(46,178)      $148,577
State tax provision, net of Federal benefits             (5,828)        18,747

                                TUFCO INTERNATIONAL, INC.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1997 AND 1996



3.  Income Taxes (cont.)


Other                                                    22,267          9,732
                                                      ----------    -----------

Provision (benefit) for income taxes                   $(29,739)      $177,056
                                                      ==========    ===========


        The Company has available at May 31, 1997, an unused operating loss carryforward of approximately $40,000 for Federal income tax purposes, which expire in the year 2007. The Federal income tax loss carryforward was acquired in a prior year merger and is limited as to the amounts which can be recognized annually.

        Temporary differences which give rise to significant deferred tax assets (liabilities) are as follows:



Net operating loss carryforward                                    $  15,014
Bad debts                                                             95,725
Deferred compensation and bonus agreements                                -
Vacation accrued                                                       6,787
                                                                  -----------
Total deferred income tax assets                                     117,526
                                                                  -----------

Accelerated depreciation                                             (44,264)
                                                                  -----------
Total deferred tax liabilities                                       (44,264)
                                                                  -----------

Net deferred tax asset                                             $  73,262
                                                                  ===========


        The Company made tax payments totaling approximately $315,500 and $118,300 during the years ended May 31, 1997 and 1996, respectively.

4.  Deferred Compensation Agreements

        In 1993, the Company entered into employment agreements with three key individuals. The agreements provided for total monthly compensation of $11,750 over the periods set forth in the individual employment agreements; total stock compensation in the amount of 1,150,000 shares of the Company stock; future payment of $100,000 to one individual and a total of 575,000 shares of the Company stock at the end of the employment agreements. During 1994, 1,150,000 shares were issued to the individuals as part of these employment agreements.

                                TUFCO INTERNATIONAL, INC.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1997 AND 1996




5.  Deferred Compensation Agreement (cont.)

        During 1997, 125,000 shares were issued to an individual in connection with these employment agreements. In connection with the purchase and retirement of the Company stock discussed in note 7, the stock rights on the remaining 450,000 shares were surrendered.


5.  Employee Stock Ownership Plan

        During the year ended May 31, 1997, the Company established an Employee Stock Ownership Plan ("ESOP") for the purpose of providing retirement benefits for eligible employees. Accrued contributions to the ESOP for the year ended May 31, 1997 were $77,985.


6.  Related Party Transactions

        During the year ended May 31, 1997, the Company purchased and retired a total of 937,000 shares of the Company's stock which was previously held by two key individuals. Consideration given in connection with these acquisitions consisted of the following:




Distribution of certain inventory items                         $140,759
Distribution of certain fixed assets                              66,103
Relief of outstanding amounts owed by the individuals             24,111
Relief of deferred compensation liability owed to
  the individuals                                                (22,500)
                                                               ----------
                                                                $208,473
                                                               ==========

        During the years ended May 31, 1997 and 1996, the Company paid consulting fees to an officer and director of approximately $175,700 and $149,900, respectively.

        Certain company officers and directors have personally guaranteed an unsecured trade account payable with a major supplier (note 10) up to a maximum of $500,000. At May 31, 1997 this trade payable approximated $504,000.

        Certain company officers and directors have personally guaranteed certain secured and unsecured notes payable to a bank in the aggregate amount of $444,323 at May 31, 1997.

                                TUFCO INTERNATIONAL, INC.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 1997 AND 1996



6.  Related Party Transactions (cont.)



7.  Stock Warrants

        During the year ended May 31, 1996, pursuant to the Company's stock warrant plan, 7,500,000 shares of common stock were reserved for issuance upon exercise of warrants granted to certain shareholders as well as other brokers and individuals. During the year ended May 31, 1997, 2,480,440 Class A warrants with an exercise price of $0.75 expired with no warrants being issued. At May 31, 1997, the Company had warrants outstanding with exercise prices as follows:


  Warrants           Exercise              Expiration
 Outstanding  Class   Price                   Date

                                Later of December 31, 1997 or 90 days from the
 2,500,000      B     $0.95     effective date of the Company's Prospectus
                                Later of December 31, 1997 or one year from the
 2,500,000      C     $1.15     effective date of the Company's Prospectus
 ---------

 5,000,000
==========


        The stock warrants may be exercised only if a current registration statement is in effect. Management is presently unable to estimate when a registration statement will be filed.


8.  Commitments

        There are no significant minimum rental commitments under operating leases that have initial or remaining noncancellable lease terms in excess of one year at May 31, 1997. Total rent expense included in the statement of operations for the years ended May 31, 1997 and 1996 was approximately $27,800 and $28,600, respectively.


9.  Major Customers and Supplier

        The Company has a limited number of franchisee customers. During the years ended May 31, 1997 and 1996, there were two franchisees who, individually, provided in excess of 10% of total sales. The aggregate sales to these franchisees were 33% in 1997 and 36% in 1996 of the total sales. Sales to related parties approximated 23% in 1997 and 24% in 1996 of total sales.

        During the year ended May 31, 1997 and 1996, the Company purchased 39% and 41%, respectively, of total raw materials from a single supplier. Management believes the materials could be purchased from other sources at comparable cost and an interruption of the relationship should not have an adverse effect on the continuous flow of operations.


10. Foreign Currency Translation

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

            NONE.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

      A.     Identification of Directors and Executive Officers

     The current directors and executive officers of the Company who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:


             Name                Age                       Position

       Donald L. Cox             63              Chairman of the Board/Chief
                                                   Executive Officer/
                                                   President/Director

       Lucille M. Cox            57              Secretary/
                                                   Director

       Russell D. Cox            40              Vice President/Director

       Leslie P. Lagoni          73              Director


       Brent Mills               35              Chief Financial Officer/
                                                 Treasurer/Director

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

ITEM 10.  EXECUTIVE COMPENSATION

       The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company's Chief Executive Officer. No other officer had compensation exceeding $100,000 in any of the last three fiscal years.

                            SUMMARY COMPENSATION TABLE

                                                                 Long Term Compensation

                               Annual Compensation               Awards           Payouts

(a)              (b)         (c)        (d)      (e)         (f)          (g)       (h)     (i)

                                                Other                                       All
Name and                                        Annual     Restricted    Option    LTIP     Other
Principal                    ($)        ($)     Compen-      Stock        SAR's   Payouts   Compensa-
Position         Year      Salary      Bonus    sation($)   Awards($)     (#)       ($)     tion ($)

Donald L. Cox    1997      $231,403(1) $ -0-    $-0-          $-0-         -0-     $ -0-     $-0-
President, CEO   1996      $150,000(1) $ -0-    $-0-          $-0-         -0-     $ -0-     $-0-
Chairman         1995      $75,000(1)  $ -0-    $-0-          $-0-         -0-     $ -0-     $-0-

Russell D. Cox   1997      $66,033     $75,000  $-0-         $-0-         -0-     $ -0-     $-0-



       (1) This compensation was attributed to consulting fees paid to Mr. Cox by the Company.

       No options, stock appreciation rights or long-term incentive plan awards were issued or granted to the Company's executive officers during the fiscal year ended May 31, 1997. As of May 31, 1997, the end of the Company's last fiscal year, the Company's management owned no options or stock appreciation rights. Accordingly, no tables relating to such items have been included in this
Item 10.

Compensation of Directors

       The Company's non-employee director is not compensated for attending Board of Directors meetings.

ESOP
       On January 31, 1997, the Company adopted an Employee Stock Ownership Plan for the purposes of providing retirement benefits for eligible employees. Accrued contributions for the year ended May 31, 1997 were $77,985.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       A. & B. Security Ownership of Management and Certain Beneficial Owners.

       The following table sets forth information regarding shares of the Company's common stock owned beneficially as of September 25, 1997, by (i) each director of the Company, (ii) all officers and directors as a group, and (iii) each person known by the Company to beneficially own 5% or more of the outstanding shares of the Company's common stock:

------------------------------------------------------------------------------

       Name                        Amount
       and Address                 and Nature
       of Beneficial               of Beneficial      Percent
       Owner                       Ownership          of Class (1)
------------------------------------------------------------------------------


      Donald L. Cox (1)            3,533,337            50.72%
      12575 Pioneer Lane
      Gentry, AR  72734

      Lucille M. Cox (1)             764,169            10.97%
      12575 Pioneer Lane
      Gentry, AR  72734

      Russell D. Cox (1)             694,171             9.97%
      12575 Pioneer Lane
      Gentry, AR  72734

      Leslie P. Lagoni(1)(2)         425,000             6.10%
      21345 Las Pilas Rd.
      Woodland Hills, CA  91364

      Brent Mills(1)(3)              375,000             5.38%
      Pioneer Lane
      Gentry, AR 72734

      Richard Graves                 400,000             5.74%
      106 Ruth Lane
      Rogers, AR 72756
----------------

All Officers and Directors         5,791,677            83.14%
   as a Group (5 persons)
Total Shares Issued
  and Outstanding                  6,965,800           100.00%


(1)  These individuals are the officers and/or directors of the Company.

(2) Mr. Lagoni owns 62,500 of such shares in his own name. Growth Science Ventures, Inc., an affiliate of Mr. Lagoni, owns 212,500 of such shares of record and Astoria Productions, Inc., an affiliate of Mr. Lagoni, owns 150,000 of such shares of record.

(3)  Mr. Mills owns 375,000 shares in joint ownership with Tina Mills, his wife.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Repurchase of Stock. During the year ended May 31, 1997, the Company purchased and retired a total of 937,000 shares of the Company's stock which was previously held by Ghislain Beauregard and Thomas Jakubik. These individuals were formerly officers and directors of the Company. Consideration given in connection with these acquisitions consisted of the following:

      Distribution of certain inventory items                    $140,759
      Distribution of certain fixed assets                         66,103
      Relief of outstanding amounts owed by the individuals        24,111
      Relief of deferred compensation liability owed to the
         individuals                                              (22,500)
                                                                 ---------

                                                                  $208,473
                                                                 =========



      Issuance of Shares. In September, 1997, subsequent to the 1997 fiscal year end, the Company issued 125,000 shares of its common stock to Brent Mills, an officer and director of the Company, pursuant to an Employment Agreement.

     Real Estate Transaction. The Company's office and warehouse are located upon approximately 15 acres in Gentry, Arkansas. Legal title to the land was originally acquired in the name of Donald L. Cox and Lucille M. Cox. Site improvements were paid for by a Tufco subsidiary. The office/warehouse building was financed from the Tufco subsidiary's cash flow and from a mortgage loan obtained by Donald L. Cox and Lucille M. Cox. In August, 1991, Donald L. Cox and Lucille M. Cox conveyed the land and the improvements and buildings situated thereon, to the Company. The Company did not pay any consideration to Mr. and Mrs. Cox for such conveyance. Prior to such conveyance, Mr. and Mrs. Cox held title to the property as a nominee for the Tufco subsidiary. Mr. and Mrs. Cox continue to be guarantors of the mortgage debt which, as of September 25, 1997 was approximately $444,000.

     Affiliated Franchisees. Two other franchisees are affiliated with the officers and directors of the Company. Tufco Flooring Systems of Florida, Inc. is owned by Gilbert Bachellor, the brother of Lucille M. Cox. Tufco Flooring, Inc., is owned by Melvin Cox, brother of Donald L. Cox.

      Guarantee. Donald L. Cox and Lucille M. Cox have personally guaranteed an unsecured trade accounts payable with Interplastics Corporation, a supplier of the Company's raw materials up to a maximum of $500,000. As of May 31, 1997 and May 31, 1996, the outstanding payable to such creditor was approximately $504,000 and $520,000, respectively. Donald L. Cox and Lucille M. Cox have also guaranteed a bank loan of $464,000 to the Company which is secured by the Company's real property.

      Receivables from Affiliates. As of May 31, 1997 and 1996, the Company had receivables of $92,630 and $330,694, respectively, from the following affiliated franchisees: Tufco Flooring Systems of Florida, Inc., and Tufco Flooring, Inc., which are owned by relatives of Donald L. Cox, and Tufco Flooring of Canada, Ltd., which was previously partially owned by Donald L. Cox.

These receivables arose in connection with the purchase and sale of the Company's products in the normal course of business.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

      A.    No Exhibits are filed with this Report.

      B. No Form 8-K's were fiiled during the last quarter of the fiscal year ended May 31, 1997.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TUFCO INTERNATIONAL, INC.



Date: October 15, 1997                   By /s/ Donald L. Cox
                                            -------------------------------
                                            Donald L. Cox
                                            Principal Executive Officer




                                         By /s/ Brent Mills
                                            -------------------------------
                                            Principal Financial Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Signature                       Capacity                     Date


/s/ Donald L. Cox             Chairman/President/           October 15, 1997
-------------------------     CEO/Director
Donald L. Cox



/s/ Lucille M. Cox            Secretary/Director            October 15, 1997
--------------------------
Lucille M. Cox




/s/ Russell D. Cox            Vice President/               October 15, 1997
--------------------------    Director
Russell D. Cox




/s/ Leslie P. Lagoni          Director                      October 15, 1997
---------------------------
Leslie P. Lagoni