Form 10QSB
period 1997-08-31
TUFCO INTERNATIONAL INC
filed 1998-02-17
CIK 808714

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  ------------


                                  FORM 10-QSB
                                  ------------


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended August 31, 1997

                                      OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      Commission file number 33-10984-LA
                                  ------------



                           TUFCO INTERNATIONAL, INC.
          (Name of Small Business Issuer as specified in its charter)

                            Nevada                               95-4071623
                  ----------------------                    --------------------
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





Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __.

Common Stock outstanding at January 20, 1998 - 6,965,800 shares of $.001 par value Common Stock.

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                           TUFCO INTERNATIONAL, INC.


                    For the Quarter Ended August 31, 1997.



      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                      Page of
                                                                     Form 10-Q

Item 1.   Financial Statements:
          Condensed Consolidated Balance Sheet--August 31, 1997               3
          Condensed Consolidated Statements of Income for the three months
           ended August 31, 1997 and 1996                                     5
          Condensed Consolidated Statements of Cash Flows--for the
           three months ended August 31, 1997 and 1996                        6
          Notes to Condensed Consolidated Financial Statements                7

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations...............................           8



                         PART II - OTHER INFORMATION
                                                                         Page

Item 1.   Legal Proceedings                                               11

Item 2.   Changes in Securities                                           11

Item 3.   Defaults Upon Senior Securities                                 11

Item 4.   Submission of Matters to a Vote of Security Holders             11

Item 5.   Other Information                                               11

Item 6(a).Exhibits                                                        11

Item 6(b).Reports on Form 8-K                                             11

                          TUFCO INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                               AUGUST 31, 1997
                                  Unaudited



ASSETS
CURRENT  ASSETS:
      Cash                                            $          851
      Accounts and notes receivable, less allowance
        for doubtful accounts of $250,000
            Trade                                          1,212,196
            Affiliates                                       968,679
       Inventories                                           525,403
      Deferred income tax benefits                           104,495
      Other current assets                                    72,143
                                                      ------------------
                                                           2,883,767
                                                      ------------------

      Property and equipment                               1,247,276
      Accumulated depreciation                               490,213
                                                      ------------------
                                                             757,063
                                                      ------------------

      Reacquired franchise territory                         356,558
      Accumulated amortization                               253,967
                                                      ------------------
                                                             102,591
                                                      ------------------

      Other assets                                             4,190
                                                      ------------------
                                                      $    3,747,611
                                                      ==================

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
CURRENT  LIABILITIES:
      Current maturities of long-term debt                     48,761
      Trade accounts payable                                1,778,732
      Income taxes payable                                     47,255
      Accrued expenses                                        160,823
                                                      ------------------
                                                            2,035,571
                                                      ------------------

LONG-TERM DEBT                                               425,053
                                                      ------------------

DEFERRED INCOME TAXES                                         32,361
                                                      ------------------

COMMON  STOCKHOLDERS'  EQUITY:
      Common stock, $.001 par value; authorized 50,000,000
         shares; issued and outstanding 6,965,800 shares       6,966
      Retained earnings                                    1,077,812
      Other common stockholders' equity                      169,848
                                                      ------------------
                                                           1,254,626
                                                      ------------------
                                                      $    3,747,611
                                                      ==================

                          TUFCO INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             For the three months ended August 31, 1997 and 1996
                                  Unaudited




                                                 1997                1996
                                          -------------------------------------
NET  SALES:
      Trade                               $   1,413,199       $  1,666,022
      Affiliates                                324,783            329,450
                                          -------------------------------------
                                               1,737,982         1,995,472
                                          -------------------------------------

Cost of sales                                 1,197,579          1,437,806
Selling expenses                                101,471            221,707
General and administrative expenses             298,245            310,149
Other income                                    (29,471)           (27,437)
                                          -------------------------------------
                                              1,567,824          1,942,225
                                          -------------------------------------
Income before taxes                             170,158             53,247
                                          -------------------------------------
Provision for income taxes
      Current                                    63,007             25,190
      Deferred                                    1,128              4,398
                                          -------------------------------------
                                                 64,135             29,558
                                          -------------------------------------
Net Income                                $     106,023     $       23,689
                                          =====================================

EARNINGS PER SHARE:

Net income                                $     0.01522     $     0.00305
                                          =====================================
Weighted average number of
  shares outstanding                          6,965,800         7,777,800
                                          =====================================

                          TUFCO INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the three months ended August 31, 1997 and 1996
                                  Unaudited




                                                 1997               1996
                                          --------------------------------------
NET  CASH  PROVIDED  BY  (USED  IN)
  OPERATING  ACTIVITIES                   $      (6,687)    $       66,172
                                          --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment        (24,310)           (74,007)
      Proceeds from sale of property
        and equipment                            20,500                  0
      Proceeds from sale of reacquired
        franchise territory                           0              3,528
                                          --------------------------------------
            Net cash provided by (used in)
               investing activities              (3,810)           (70,479)
                                          --------------------------------------


CASH FLOWS FROM FINANCIAL ACTIVITIES

      Principal payments on long-term debt      (10,049)            (9,648)
                                          --------------------------------------
      Net cash used in financing
        activities                              (10,049)            (9,648)
                                          --------------------------------------
DECREASE IN CASH                                (20,546)           (13,955)

CASH, BEGINNING OF PERIOD                        21,397             14,606
                                          --------------------------------------
CASH, END OF PERIOD                       $         851     $          651
                                          ======================================

                          TUFCO INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  Unaudited





NOTE  1:    BASIS  OF  PRESENTATION
The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles for complete financial statements or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of these financial statements may wish to refer to the Company's financial statements for the year ended May 31, 1997 included in the Company's Form 10-KSB for further information.

The financial information has been prepared in accordance with generally accepted accounting principles and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The condensed consolidated results of operations for the three months ended August 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

                                PART I - ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company is engaged in the business of selling and installing industrial flooring systems. The following Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's Form 10-KSB for the year ended May 31, 1997.

Financial Condition

      Total assets at August 31, 1997 were $3,747,611 compared to $3,298,429 at the year ended May 31, 1997 an increase of approximately 13.6%. The Company's cash position remains limited, $851 at August 31, 1997 compared to $21,397 at May 31, 1997. During the last several years, the Company's cash position has been limited and its ability to expand its operations in a meaningful way is restricted by its limited cash position.

      Receivables from non-affiliates increased from $900,123 at May 31, 1997 to $1,212,196 at August 31, 1997 an increase of approximately 34.67%. This significant increase was primarily the result of decreased collections. Receivables from affiliates were up from $756,874 at May 31, 1997 to $968,679 at August 31, 1997 and increase of approximately 27.8%. The reason for this increase was also primarily the result of the decreased collections.

      Inventories remained essentially the same - $525,403 at August 31, 1997 compared to $535,155 at May 31, 1997.

      The Company does not currently have any lines of credit and has historically borrowed short term funds from its affiliates and from commercial banks for working capital. At August 31, 1997, the Company had total liabilities to banks of which $36,007 was classified as current debt and $48,353 which was classified as long-term debt. At May 31, 1997, the Company had total liabilities to banks of which $444,323 was classified as current debt. The Company's bank debt has historically been renewed in June of each year. This loan is secured by the Company's real property and is guaranteed by Donald L. Cox and Lucille M. Cox, officers and directors of the Company.

      At August 31, 1997, total liabilities were $2,492,985 compared to $2,150,657 at May 31, 1997 an increase of approximately 15.92%. The increase was primarily due to decreased collections in accounts receivable. During this same period, there was an increase of approximately 13.62% in total assets. During the same period, stockholder's equity increased 9.31% from $1,147,772 to $1,254,626.

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

      Total net sales for the three month period ended August 31, 1997, were $1,737,982 compared to $1,995,472 for the three month period ended August 31, 1996, a decrease of approximately 12.9%. The decrease in sales was attributable to a decrease in flooring installations performed by the company. During the past year, several franchise territories have been divided into smaller territories and the Company has added several new franchises.

     Operating Expenses. Cost of sales during the three month period ended August 31, 1997 was 69% of total sales compared to 72% for the three month period ended August 31, 1996. The decrease is attributable to lower installation costs incurred.

     For the three month period ended August 31, 1997, total general and administrative expenses were $298,245 (approximately 17% of total sales) compared to $310,149 (16% of total sales) for the three month period ended August 31, 1996.

      Total cost of sales and operating expenses for the three month period ended August 31, 1997 were $1,567,824 (90% of total sales) compared to $1,942,225 (97% of total sales) for the three month period ended August 31, 1996. The decrease in selling expenses of $120,236 for the quarter ended August 31, 1997 compares to August 31, 1996 was the primary reason for the decrease in cost of goods sold and operating expenses as a percentage of revenue.

      Net Income. For the three month period ended August 31, 1997, the Company had net income of $106,023 compared to net income of $23,689 for the three month period ended August 31, 1996. The net income was primarily the result of the reduction in selling expenses.

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

Dated: February __, 1998            TUFCO INTERNATIONAL, INC.


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