Form 10QSB
period 1997-11-30
TUFCO INTERNATIONAL INC
filed 1998-02-17
CIK 808714

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  ------------


                                  FORM 10-QSB
                                  ------------


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended November 30, 1997

                                      OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      Commission file number 33-10984-LA
                                  ------------



                           TUFCO INTERNATIONAL, INC.
          (Name of Small Business Issuer as specified in its charter)
           Nevada                                            95-4071623
           -----------------------                           -------------------
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





Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

Common Stock outstanding at January 20, 1998 - 6,965,800 shares of $.001 par value Common Stock.

                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                           TUFCO INTERNATIONAL, INC.


                   For the Quarter Ended November 30, 1997.



      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                      Page of
                                                                     Form 10-Q

Item 1.  Financial Statements:
          Condensed Consolidated Balance Sheet--November 30, 1997.             3
          Condensed Consolidated Statements of Income for the three months
           and six months ended November 30, 1997 and 1996.                    5
          Condensed Consolidated Statements of Cash Flows--for the
            three months and six months ended November 30, 1997 and 1996.      6
          Notes to Condensed Consolidated Financial Statements.                7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            8



                         PART II - OTHER INFORMATION
                                                                         Page

Item 1.   Legal Proceedings                                                   11

Item 2.   Changes in Securities                                               11

Item 3.   Defaults Upon Senior Securities                                     11

Item 4.   Submission of Matters to a Vote of Security Holders                 11

Item 5.   Other Information                                                   11

Item 6(a).Exhibits                                                            11

Item 6(b).Reports on Form 8-K                                                 11

                          TUFCO INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              NOVEMBER 30, 1997
                                  Unaudited



ASSETS
CURRENT  ASSETS:
      Cash                                            $       30,748
      Accounts and notes receivable, less allowance
        for doubtful accounts of $185,000
            Trade                                          1,100,277
            Affiliates                                       748,331
       Inventories                                           507,785
      Deferred income tax benefits                            79,606
      Other current assets                                    46,708
                                                      ------------------
                                                           2,513,455
                                                      ------------------

      Property and equipment                               1,230,734
      Accumulated depreciation                               491,744
                                                      ------------------
                                                             738,990
                                                      ------------------

      Reacquired franchise territory                         356,558
      Accumulated amortization                               260,788
                                                      ------------------
                                                              95,770
                                                      ------------------

      Other assets                                             4,190
                                                      ------------------
                                                      $    3,352,405
                                                      ==================

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
CURRENT  LIABILITIES:
      Current maturities of long-term debt            $     441,675
      Trade accounts payable                              1,466,473
      Income taxes payable                                   32,257
      Accrued expenses                                       82,793
                                                      ------------------
                                                          2,023,198
                                                      ------------------

LONG-TERM DEBT                                               20,261
                                                      ------------------

DEFERRED INCOME TAXES                                        34,703
                                                      ------------------

COMMON  STOCKHOLDERS'  EQUITY:
      Common stock, $.001 par value; authorized
        50,000,000 shares; issued and outstanding
        6,965,800 shares                                      6,966
      Retained earnings                                   1,097,429
      Other common stockholders' equity                     169,848
                                                      ------------------
                                                          1,274,243
                                                      ------------------
                                                      $   3,352,405
                                                      ==================

                          TUFCO INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     For the three months and six months ended November 30,1997 and 1996
                                  Unaudited




                                       1997                       1996
                              -------------------------------------------------
                                3 MONTHS   6 MONTHS     3 MONTHS     6 MONTHS
                              -------------------------------------------------
NET  SALES:
      Trade                   $ 1,066,269  $ 2,479,468  $ 1,422,916  $ 3,088,938
      Affiliates                  379,005      703,788      494,930      824,380
                              --------------------------------------------------
                                1,445,274    3,183,256    1,917,846    3,913,318
                              --------------------------------------------------


Cost of sales                   1,030,778    2,228,357    1,353,002    2,790,808
Selling expenses                  116,233      217,704      191,831      413,538
General and administrative
   expenses                       286,846      585,091      294,144      604,293
Bad debts                           8,453        8,453
Other income                      (28,885)     (58,356)     (13,151)    (40,588)
                              --------------------------------------------------
                                1,413,425    2,981,249    1,825,826    3,768,051
                              --------------------------------------------------
Income before taxes                31,849      202,007       92,020      145,267
                              --------------------------------------------------
Provision for income taxes
      Current                     (14,998)      48,009       43,132       68,292
      Deferred                     27,231       28,359         (581)       3,817
                              --------------------------------------------------
                                   12,233       76,368       42,551       72,109
                              --------------------------------------------------
Net Income                    $    19,616  $   125,639  $    49,469  $    73,158
                              ==================================================


EARNINGS PER SHARE:

Net income                    $    0.0028  $   0.0180   $    0.0063  $   0.00941
                              ==================================================
Weighted average number of
  shares outstanding            6,965,800   6,965,800     7,777,800    7,777,800
                              ==================================================

                          TUFCO INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the three months and six months ended November 30, 1997 and 1996
                                  Unaudited





                                       1997                    1996
                              --------------------------------------------------
                                3 MONTHS    6 MONTHS     3 MONTHS      6 MONTHS
                              --------------------------------------------------
NET SALES PROVIDED BY (USED IN)
  Operating Activities         $  44,233    $  37,546    $ (86,092)   $ (19,920)
                              --------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from sale of property       20,500
     and equipment
  Proceeds from sale of reacquired                           3,592        7,120
     franchise territory
  Purchase of property and         (2,458)    (26,768)     (58,609)    (132,616)
     equipment                --------------------------------------------------

  Net cash provided by (used       (2,458)     (6,268)      (55,017)   (125,496)
     in) investing activities --------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES

  Principal payments on
     long-term debt               (11,878)    (21,927)       (8,095)    (17,743)
  Principal payments on short-                             (125,000)   (125,000)
     term bank notes
  Proceeds from long-term debt                              275,000     275,000
                              --------------------------------------------------

  Net cash provided by (used      (11,878)    (21,927)      141,905     132,257
     in) financing activities
                              --------------------------------------------------



INCREASE (DECREASE) IN CASH        29,897       9,351           796     (13,159)

CASH, BEGINNING OF PERIOD             851      12,397           651      14,606
                              --------------------------------------------------
CASH, END OF PERIOD            $   30,748   $  30,748    $    1,447   $   1,447
                              ==================================================

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

The financial information has been prepared in accordance with generally accepted accounting principles and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The condensed consolidated results of operations for the three months and six months ended November 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

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

Financial Condition

      Total assets at November 30, 1997 were $3,352,405 compared to $3,298,429 at the year ended May 31, 1997. The Company's cash position remains limited, $30,748 at November 30, 1997 compared to $21,397 at May 31, 1997. During the last several years, the Company's cash position has been limited and its ability to expand its operations in a meaningful way is restricted by its limited cash position.

      Receivables from non-affiliates increased from $900,123 at May 31, 1997 to $1,100,277 at November 30, 1997 an increase of approximately 22.24%. This significant increase was primarily the result of decreased collections. Receivables from affiliates were down slightly from $756,874 at May 31, 1997 to $748,331 at November 30, 1997. Total receivables were down $332,266 from total receivables at August 31, 1997.

      Inventories decreased slightly to $507,785 at November 30, 1997 compared to $535,155 at May 31, 1997.

      The Company does not currently have any lines of credit and has historically borrowed short term funds from its affiliates and from commercial banks for working capital. At November 30, 1997, the Company had total liabilities to banks of which $428,632 was classified as current debt. At May 31, 1997, the Company had total liabilities to banks of $444,323 which was classified as current debt. The Company's bank debt has historically been renewed in June of each year. This loan is secured by the Company's real property and is guaranteed by Donald L. Cox and Lucille M.
Cox, officers and directors of the Company.

      At November 30, 1997, total liabilities were $2,078,162 compared to $2,150,657 at May 31, 1997.

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

      Total net sales for the three month period ended November 30, 1997, were $1,445,274 compared to $ 1,917,846 for the three month period ended November 30, 1996, a decrease of approximately 24.64%. Total net sales for the six month period ended November 30, 1997, were $3,183,256 compared to $3,913,318 for the six month period ended November 30, 1996, a decrease of approximately 18.66%. The reduction in sales was primarily attributable to a reduction in installations by the company and the elimination of the Arcoplast Division.

      Operating Expenses. Cost of sales during the three month periods ended November 30, 1997 and November 30, 1996 were 71% of total net sales. Cost of sales during the six month period ended November 30, 1997 was 70% of total sales compared to 71% for the six month period ended November 30, 1996.

     For the three month period ended November 30, 1997, total general and administrative expenses were $286,846 (approximately 20% of total sales) compared to $294,144 (15% of total sales) for the three month period ended November 30, 1996. For the six month period ended November 30, 1997, total general and administrative expenses were $585,091 (approximately 18% of total sales) compared to $604,293 (15% of total sales) for the six month period ended November 30, 1996.

      Selling expenses were down for both the three month period and six month period ended November 30, 1997 from $191,831 and $413,538 respectively for the three months and six months ended November 30, 1996 to $116,233 and $217,704 for the three months and six months ended November 30, 1997.

      Total cost of sales and operating expenses for the three month period ended November 30, 1997 were $1,413,425 (98% of total sales) compared to $1,825,826 (95% of total sales) for the three month period ended November 30, 1996. Total cost of sales and operating expenses for the six month period ended November 30, 1997 were $2,981,249 (94% of total sales) compared to $3,768,051 (96% of total sales) for the six month period ended November 30, 1996. The decrease in selling expenses of $120,236 for the quarter ended November 30, 1997 compares to November 30, 1996 as the primary reason for the decrease in cost of goods sold and operating expenses as a percentage of revenue.

     Net Income. For the three month period ended November 30, 1997, the Company had net income of $19,616 compared to net income of $49,469 for the three month period ended November

30, 1996. For the six month period ended November 30, 1997, the Company had net income of $125,639 compared to net income of $73,158 for the six month period ended November 30, 1996.

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

Dated: January __, 1998             TUFCO INTERNATIONAL, INC.


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