Form 10QSB
period 1998-02-28
TUFCO INTERNATIONAL INC
filed 1998-07-02
CIK 808714

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                   FORM 10-QSB
                                  ------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended February 28, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       Commission file number 33-10984-LA
                                  ------------



                            TUFCO INTERNATIONAL, INC.
           (Name of Small Business Issuer as specified in its charter)

                     Nevada                            95-4071623
                 --------------                       ------------
            (State or other jurisdiction           (I.R.S. employer
             of incorporation or                    identification No.)
             organization)



                         Pioneer Lane, Gentry, AR 72734
                    ----------------------------------------
                    (Address of principal executive offices)


         Registrant's telephone no., including area code: (501) 736-2201


                                    No Change
                    -----------------------------------------
             Former name, former address, and former fiscal year, if
                            changed since last report.


    Securities registered pursuant to Section 12(b) of the Exchange Act: None

    Securities registered pursuant to Section 12(g) of the Exchange Act: None





     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No.


     Common Stock outstanding at June 16, 1998 - 6,965,800 shares of $.001 par value Common Stock.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE



===============================================================================

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                           TUFCO INTERNATIONAL, INC.


                   For the Quarter Ended February 28, 1998.



    The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                      Page of
                                                                     Form 10-Q
                                                                     ---------
Item 1.  Financial Statements:
   Condensed Consolidated Balance Sheet--February 28, 1998                 3
   Condensed Consolidated Statements of Income for the three months
    and nine months ended February 28, 1998 and 1997                       5
   Condensed Consolidated  Statements of Cash Flows--for the three months
    and nine months ended February 28, 1998 and 1997                       6
   Notes to Condensed Consolidated Financial Statements                    7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        8



                         PART II - OTHER INFORMATION
                                                                         Page

Item 1.   Legal Proceedings                                               11

Item 2.   Changes in Securities                                           11

Item 3.   Defaults Upon Senior Securities                                 11

Item 4.   Submission of Matters to a Vote of Security Holders             11

Item 5.   Other Information                                               11

Item 6(a).Exhibits                                                        11

Item 6(b).Reports on Form 8-K                                             11

                          TUFCO INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              FEBRUARY 28, 1998
                                  Unaudited



ASSETS
CURRENT ASSETS:
      Cash                                             $         5,974
      Accounts and notes receivable, less allowance
        for doubtful accounts of $185,000
            Trade                                              818,469
            Affiliates                                         849,029
       Inventories                                             470,685
      Deferred income tax benefits                              79,606
      Other current assets                                      10,354
                                                        ------------------
                                                             2,234,117
                                                        ------------------

      Property and equipment                                 1,238,234
      Accumulated depreciation                                 511,870
                                                        ------------------
                                                               726,364
                                                        ------------------

      Reacquired franchise territory                           356,558
      Accumulated amortization                                 267,608
                                                        ------------------
                                                                88,950
                                                        ------------------

      Other assets                                               4,190
                                                        ------------------
                                                          $  3,053,621
                                                        ==================

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
CURRENT  LIABILITIES:
      Current maturities of long-term debt              $       50,108
      Trade accounts payable                                 1,104,100
      Income taxes payable                                      76,485
      Accrued expenses                                          31,895
                                                        ------------------
                                                             1,262,588
                                                        ------------------

LONG-TERM DEBT                                                 399,032
                                                        ------------------

DEFERRED INCOME TAXES                                           35,492
                                                        ------------------

COMMON  STOCKHOLDERS' EQUITY:
      Common stock, $.001 par value; authorized
         50,000,000 shares; issued and
          outstanding 6,965,800 shares                           6,966
      Retained earnings                                      1,179,195
      Other common stockholders' equity                        170,348
                                                        ------------------
                                                             1,356,509
                                                        ------------------
                                                          $  3,053,621
                                                        ==================

                          TUFCO INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
    For the three months and nine months ended February 28, 1998 and 1997
                                  Unaudited


                                             1998                           1997
                                  ----------------------------------------------------------------
                                     3 MONTHS       9 MONTHS         3 MONTHS        9 MONTHS
                                  ----------------------------------------------------------------
NET SALES:
      Trade                         $1,355,746     $3,835,214       $1,619,428      $4,708,366
      Affiliates                       470,821      1,174,609          431,370       1,255,750
                                  ----------------------------------------------------------------
                                     1,826,567      5,009,823        2,050,798       5,964,116
                                  ----------------------------------------------------------------


Cost of sales                        1,282,286      3,510,643        1,515,190       4,305,998
Selling expenses                        88,157        305,861          192,446         605,984
General and administrati               352,861        937,952          400,768       1,005,061
Bad debts                                9,035         17,488           86,103          86,103
Other income                           (32,555)       (90,911)          (3,748)        (44,336)
                                  ----------------------------------------------------------------
                                     1,699,784      4,681,033        2,190,759       5,958,810
                                  ----------------------------------------------------------------
Income (loss) before taxes             126,783        328,790         (139,961)          5,306
                                  ----------------------------------------------------------------
Provision (credit) for income
  taxes
      Current                           44,228         92,237          (67,752)            540
      Deferred                             789         29,148           21,434          25,251
                                  ----------------------------------------------------------------
                                        45,017        121,385          (46,318)         25,791
                                  ----------------------------------------------------------------
Net Income (loss)                   $   81,766     $  207,405       $  (96,643)     $  (20,485)
                                  ================================================================


INCOME (LOSS) PER SHARE:

Net income (loss)                   $  0.01174     $  0.02977       $  0.01204      $  0.00263
                                  ================================================================
Weighted average number of
  shares outstanding                 6,965,800      6,965,800        7,777,800       7,777,800
                                  ================================================================


                          TUFCO INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the three months and nine months ended February 28, 1998 and 1997
                                  Unaudited





                                                       1998                           1997
                                            ----------------------------------------------------------------
                                               3 MONTHS       9 MONTHS         3 MONTHS        9 MONTHS
                                            ----------------------------------------------------------------
NET SALES PROVIDED BY (USED IN)
  Operating Activities                         $ 89,286       $ 126,832         $ 12,314        $ (7,606)
                                             ----------------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES

  Advances to employee stock
     ownership plan                            (101,764)       (101,764)
  Proceeds from sale of property                                 20,500
     and equipment
  Proceeds from sale of                                                                            7,120
     franchise territory
  Purchase of property and equ                                  (26,768)                        (132,616)
                                             ----------------------------------------------------------------

  Net cash provided by (used in                (101,764)       (108,032)             0          (125,496)
     investing activities                    ----------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES

  Principal payments on long-term debt          (12,796)        (34,723)          (11,590)       (29,333)
  Principal payments on short-term                                                              (125,000)
     bank notes
  Proceeds from long-term debt                                                                   275,000
  Proceeds from stock issued for future             500             500
     Income rights
                                             ----------------------------------------------------------------

  Net cash provided by (used in)                (12,296)        (34,223)          (11,590)       120,667
     financing activities
                                             ----------------------------------------------------------------



INCREASE (DECREASE) IN CASH                     (24,774)        (15,423)              724        (12,435)

CASH, BEGINNING OF PERIO                         30,748          21,397             1,447         14,606
                                             -----------------------------------------------------------------
CASH, END OF PERIOD                           $   5,974        $  5,974          $  2,171      $   2,171
                                             =================================================================


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

The financial information has been prepared in accordance with generally accepted accounting principles and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The condensed consolidated results of operations for the three months and nine months ended February 28, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

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

Financial Condition

      Total assets at February 28, 1998 were $3,053,621 compared to $3,298,429 at the year ended May 31, 1997. The Company's cash position remains limited, $5,974 at February 28, 1998 compared to $21,397 at May 31, 1997. During the last several years, the Company's cash position has been limited and its ability to expand its operations in a meaningful way is restricted by its limited cash position.

      Receivables from non-affiliates decreased from $900,123 at May 31, 1997 to $818,469 at February 28, 1998 a decrease of approximately 9.07%. This slight decrease was primarily the result of increased collections. Receivables from affiliates were up from $756,874 at May 31, 1997 to $849,029 at February 28, 1998.

      Inventories decreased to $470,685 at February 28, 1998 compared to $535,155 at May 31, 1997.

      The Company does not currently have any lines of credit and has historically borrowed short term funds from its affiliates and from commercial banks for working capital. At February 28, 1998, the Company had total liabilities to banks of $419,061 of which $36,538 was classified as current debt. At May 31, 1997, the Company had total liabilities to banks of $444,323 which was classified as current debt. The Company's bank debt has historically been renewed in June of each year. This loan is secured by the Company's real property and is guaranteed by Donald L. Cox and Lucille M.
Cox, officers and directors of the Company.

      At February 28, 1998, total liabilities were $1,697,112 compared to $2,150,657 at May 31, 1997.

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

      Total net sales for the three month period ended February 28, 1998, were $1,826,567 compared to $2,050,798 for the three month period ended February 28, 1997, a decrease of approximately 11%. Total net sales for the nine month period ended February 28, 1998, were $5,009,823 compared to $5,964,116 for the nine month period ended February 28, 1997, a decrease of approximately 16%. The reduction in sales was primarily attributable to a reduction in installations by the company and the elimination of the Arcoplast Division.

      Operating  Expenses.  Cost of sales  during the three month  period  ended
February 28, 1998 was 70% compared to 74% for the three months period ended February 28, 1997. Cost of sales during the nine month period ended February 28, 1998 was 70% of total sales compared to 72% for the nine month period ended February 28, 1997.

      For the three month period ended February 28, 1998, total general and administrative expenses were $352,861 (approximately 19% of total sales) compared to $400,768 (20% of total sales) for the three month period ended February 28, 1997. For the nine month period ended February 28, 1998, total general and administrative expenses were $937,952 (approximately 19% of total sales) compared to $1,005,061 (17 % of total sales)for the nine month period ended February 28, 1997.

      Selling expenses were down for both the three month period and nine month period ended February 28, 1998 from $192,446 and $605,984 respectively for the three months and nine months ended February 28, 1997 to $88,157 and $305,861 for the three months and nine months ended February 28, 1998. The reduction in selling expenses was primarily attributable to a reduction in installations by the company and the elimination of the Arcoplast Division.

      Total cost of sales and operating expenses for the three month period ended February 28, 1998 were $1,699,784 (93% of total sales) compared to $2,190,759 (107% of total sales) for the three month period ended February 28, 1997. Total cost of sales and operating expenses for the nine month period ended February 28, 1998 were $4,681,033 (93% of total sales) compared to $5,958,810 (100% of total sales) for the nine month period ended February 28, 1997. The decrease in selling expenses of $104,289 for the quarter ended February 28, 1998 compares to February 28, 1997 as the primary reason for the decrease in cost of goods sold and operating expenses as a percentage of revenue.

      Net Income. For the three month period ended February 28, 1998, the Company had net income of $81,766 compared to a loss of $96,693 for the three month period ended February 28, 1997. For the nine month period ended February 28, 1998, the Company had net income of $207,405 compared to a loss of $20,485 for the nine month period ended February 28, 1997..

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

Item 1.       Legal Proceedings.  None.

Item 2.       Changes in Securities.  None.

Item 3.       Defaults Upon Senior Securities.  None.

Item 4.       Submission of Matters to a Vote of Security Holders.  None.

Item 5.       Other Information.

Item 6(a).    Exhibits.  None.

Item 6(b). Reports on Form 8-K. On January 14, 1998, the Company prepared an 8-K regarding Change of Control, Donald and Lucille Cox and Employment Agreements. This was filed with the SEC via the Edgar system on April 16, 1998.

                                   SIGNATURE

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June __, 1998                      TUFCO INTERNATIONAL, INC.


                                          By /s/ Donald L. Cox
                                          ------------------------------------
                                                 Donald L. Cox
                                                 President
                                                 Principal Executive Officer



                                          By /s/ Brent E. Mills
                                          ------------------------------------
                                                 Brent E. Mills
                                                 Controller
                                                 Principal Financial Officer