Form 10KSB
period 1998-05-31
TUFCO INTERNATIONAL INC
filed 1998-12-23
CIK 808714

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                             ------------


                                     FORM 10-KSB
                                             ------------


              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended May 31, 1998

                                         OR

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 33-10984-LA
                                             ------------


                              TUFCO INTERNATIONAL, INC.
             (Name of Small Business Issuer as specified in its charter)
              Nevada                                          95-4071623
       ------------------                                     ------------

     (State or other jurisdiction of                       (I.R.S. employer
      incorporation or organization)                       identification No.)
            12575 Pioneer Lane                                    72734
             Gentry, Arkansas                                  -----------
 (Address of principal executive offices)                       (Zip Code)

           Issuer's telephone number, including area code:  (501) 736-2201



     Securities registered pursuant to Section 12(b) of the Exchange Act:  None

     Securities registered pursuant to Section 12(g) of the Exchange Act:  None


      Indicate by check mark whether the adjustment (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

      The Issuer's revenues for the fiscal year ending May 31, 1998 were $6,486,000.

      As of December 7, 1998, 6,965,800 shares of the Issuer's common stock were issued and outstanding 785,343 of which were held by non-affiliates. As of December 7, 1998, the aggregate market value of shares held by non-affiliates (based upon an average price) was approximately $238,138.


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

Industry Overview

      The industrial flooring industry is made up of a number of small and medium size businesses offering a variety of flooring products and surfaces to industrial customers. Many industries engaged in manufacturing or other lines of business have flooring requirements as a result of extensive wear or chemical corrosion. Some businesses are engaged in industries which have specific industry flooring standards. For example, the USDA has promulgated numerous standards for flooring used in food operations. Flooring standards are generally adopted for health and safety reasons.

      Many businesses use a variety of chemicals in their manufacturing operations which frequently result in corrosion of the floors. Corrosion of floors can cause great expense and unsafe working conditions for such businesses. The Tufco Floor is designed to provide industrial users with a corrosion resistant, skid resistant and wear resistant floor. From time to time, the Company has submitted to the USDA information concerning the chemical components of Tufco Floor products. For more than 30 years, the USDA has stated that the chemical composition of Tufco Floors is acceptable for use in food processing and meat packaging industries.

Company Products

      Tufco Floor. The Company's primary product is the TUFCO FLOOR. This industrial flooring surface is offered in a variety of colors and formulations designed to meet the specific needs and requirements of its customers. A Tufco Floor is a floor made from six laminated layers of various types of resins, bonding agents, aluminum oxide, high grade finishing sand and other components. Each of the six separate layers consists of distributed resin squeegeed over the existing flooring surface. Aggregate is distributed throughout two of the layers. Aluminum oxide or sand is used in the top layers for maximum wear and to provide a safe, skid proof surface. The Tufco Floor is installed on top of an existing floor, generally concrete. The Tufco Flooring process requires that the existing floor be treated both chemically and mechanically pursuant to Tufco specifications prior to the application of the Tufco Floor.

      The exact composition of a Tufco Floor varies according to the needs and requirements of the specific customer. Tufco Floors are designed to be chemical resistant, skid resistant and wear resistant and come with a five year warranty. Historically, Tufco Floors have been made from a vinyl ester base. Tufco Floors are now available with a 100% solid epoxy which contains no styrene and is therefore, free of this order. This allows a Tufco Floor to be installed in such industrial plants as food processing plants or open vat breweries without a shut down in processing lines due to styrene odors.

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

      The Company primarily sells its products to its franchisees who in turn install Tufco Floors for the ultimate user. The Company has a limited number of franchisees and therefore, a limited number of direct customers. During the years ending May 31, 1998 and 1996, there were franchisees that accounted for more than 10% of the total sales of the Company. These franchisees were the following:

                                         Year Ended May 31
                                1998        Per     1997          Per
             Franchisee         Sales       cent    Sales         cent

          Arkotex, Inc.         $1,838,000   28%    $1,442,000    19%

          Tufco Flooring, Inc     $947,000   15%    $1,023,000    14%
                                -----------  ---    ----------    ---

                  TOTAL         $2,785,000   43%    $2,465,000    33%
                                ===========  ===    ==========    ===


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

      For the years ending May 31, 1998 and 1997, the Company purchased 38% and 39%, respectively, of its raw materials from Interplastics Corporation. Management believes that it could purchase equivalent raw materials from other sources at comparable cost, and an interruption in the relationship with such supplier should not have an adverse effect on the continuous flow of the Company's operations.

      The balance of the Company's raw materials are purchased from a number of different suppliers. Management believes that it would be able to find suitable alternative suppliers at comparable costs in the event it were not able to purchase such supplies from its current suppliers.

Franchise Program

      The Company primarily sells its flooring products to various franchisees and licensees located in the United States, Mexico and Canada. There are currently 15 franchise areas in the United States and Canada. The earliest franchise was sold in 1976 and the most recent franchise was sold in 1997. Upon the sale of a franchise territory, a franchisee pays an initial franchise fee and a continuing franchise fee, the amounts of which depend on the franchise area granted. The initial franchise fee is payable in advance and the continuing franchise fee is payable quarterly based upon a percent of the gross revenues (normally 10%) of the franchisee, until paid in full. Initial franchise fee revenue received is deferred until all material services or conditions relating to the franchise agreement have been substantially performed or satisfied by the Company. Upon completion of substantial performance, continuing franchise fees are recognized when received. No initial franchise fee revenue was recognized the two years ended May 31, 1998 and 1997. Continuing franchise fee revenue recognized for the two years ended May 31, 1998 and 1997 was $3,700 and $0, respectively.

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

      There are currently the following operating franchisees:

       Date        Franchise
      Granted      Area(1)

1.     8/01/76     Oklahoma, Texas, Arkansas, Louisiana
2.    11/01/82     N. and S. Dakota, Nebraska, Kansas, Iowa,
                     Missouri, Colorado
3.    11/01/82     Tennessee, North Carolina and South Carolina
4.     8/02/86     Northern California
5.     1/04/88     Washington, Oregon
6.    11/01/88     Florida, Georgia
7.    12/10/88     Minnesota, Michigan, Illinois, Indiana, Wisconsin
8.    10/03/94     Ohio, Kentucky, West Virginia
9.     2/28/87     Ontario, Canada
10.   12/01/89     Quebec, Canada
11.    3/04/86     Maritimes, Canada
12.    11/1/94     Mississippi, Alabama
13.     1/1/95     Southern California, Arizona, New Mexico
14.     1/2/95     Delaware, Virginia, Maryland, Pennsylvania.
15.     1/1/97     Nevada, Idaho, Montana, Wyoming, Utah

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

Sales Information

      The Company's products were sold to its franchisees and licensees who utilize the products to install Tufco Floors and Arcoplast ceilings and walls for their customers. For purposes of this section, sales are divided into franchise sales and Company sales (which are revenues primarily generated from the installation of floors). Information about gross sales during the last two years is as follows:
                                       5/31/98      5/31/97

      Franchise Sales (1)           $5,386,000     $5,319,000
      Royalties (2)                   $283,000       $276,000
      Franchise Fees (3)                $4,000              0
      Company Sales (4)               $406,000     $1,504,000
      Foreign Sales (5)               $407,000       $379,000
                                    -----------   -----------

      Total Sales                   $6,486,000     $7,478,000
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

                                       5/31/98      5/31/97

            U.S. Sales               $6,079,000    $7,099,000
            Foreign Sales              $407,000    $  379,000
                                      ---------    ----------

            Total Sales              $6,486,000    $7,478,000
                                     ==========    ==========

      For the fiscal year ended May 31, 1998, approximately 100% of the Company's sales were for Tufco Floors. For the fiscal year ended May 31, 1997, approximately 93% of the Company's sales were for Tufco Floors and 7% of the Company's sales were for Arcoplast ceilings and walls.

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

Employees

      The Company employs 8 full-time personnel, 3 of whom are executives, and 2 of whom are clerical. The Company also employs 3 warehouse personnel. The Company hires part-time employees on an as-needed basis.

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

ITEM 2.  DESCRIPTION OF PROPERTY

      The Company owns approximately 15 acres of property on 12575 Pioneer Lane in Gentry, Arkansas upon which its offices, warehouse and research and development facilities are located. The Company's offices, warehouse and research and development facilities are contained in a building of approximately 14,000 square feet. Management believes its facilities are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

      There are not presently any material legal proceedings to which the Company is a party or which any of its property or wholly-owned subsidiary is subject and no such proceedings are known to be threatened or contemplated against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to the Company's shareholders for voting during the fourth quarter of the fiscal year ending May 31, 1998.


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

      B. Holders of Common Stock. The approximate number of holders of record of the Company's common stock was 42 as of December 7, 1998. Management believes the actual number of beneficial holders of its Common Stock is greater than the number of shareholders of record.

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

      The Class "B" and Class "C" Warrants expired during the fiscal year ended May 31, 1997. The exercise period of the Class "A" Warrants have been extended several times and are currently as follows:

      1.    Class "A" Warrants.  Expiration on June 30, 1999.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

General

      The Company is engaged in the business of selling and installing industrial flooring. Until March 1, 1997, the Company had offered and sold Arcoplast wall and ceiling products. The Company discontinued its Arcoplast operations on March 1, 1997. No significant revenue or profits had ever been generated from the Arcoplast operations and it is not expected that the discontinuance of the Arcoplast operations will have any significant adverse effect on the Company in the future. The financial statements included with the Form 10-KSB do include Arcoplast operations for fiscal year 1997.

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

      The   following   table  sets  forth  certain  items  from  the  Company's
consolidated statements of operations as a percentage of net sales for the period indicated:

                                            Years Ended
                                              May 31st

                                          1998         1997

      Net Sales                            100%        100%
      Cost of Sales                         69%         73%
      Gross Profit                          31%         27%
      Operating Expenses                    26%         29%
      Operating Income  (Loss)               5%         (2%)
      Other Income (Expenses)                2%         .9%
      Income Taxes (Benefit)                 3%        (.4%)
      Net Income (Loss)                      4%         (1%)


Year Ended May 31, 1998 Compared to Year Ended May 31, 1997

      Total net sales for the year ended May 31, 1998, were $6,486,000 compared with $7,478,000 for the year ended May 31, 1997, a decrease of approximately 13.26%. The decrease was attributed to the elimination of the Arcoplasr division and a reduction in company installations due to the sale of the Pennsylvania territory to an existing franchise who preformed the installations in 1998. There was a decrease in sales to affiliates. Sales to U.S. customers for the year ended May 31, 1998 amounted to 94% of total sales compared with 95% for the year ended May 31, 1997. The Company has not identified any trend in sales and cannot predict whether installation orders will continue to increase in the immediate future.

      Gross profit as a percentage of sales increased to 31% for the year ended May 31, 1998, from 27% for the year ended May 31, 1997. Gross profit as a percentage of sales in fiscal 1996 was 30%. The increase in percentage of gross profit was the result of the elimination of gross profit on floor installations performed by the Company and lower gross profit on sales of Arcoplast wall and ceiling panels.

      Operating Expenses. Operating expenses decreased in absolute dollar amount from $2,190,387 for the year ended May 31, 1997, to $1,653,552 for the year ended May 31, 1998. Operating expenses decreased as a percentage of net sales from 29% for the year ended May 31, 1997, to 26% for the year ended May 31, 1998. Total selling expenses decreased from $692,414 (9% of sales) for the year ended May 31, 1997, to $351,126 (5% of sales) for the year ended May 31, 1998. General and administrative costs decreased from $1,411,870 (19% of total sales) for the year ended May 31, 1997 to $1,279,938 (19% of total sales) for the year ended May 31, 1998. The decrease in selling expenses and general and administrative expenses was due largely impart to the elimination of the Arcoplast division.

      Total cost of sales and operating expenses were $6,134,600 for the year ended May 31, 1998, as compared to $7,682,941 for the year ended May 31, 1997.

      Interest Expense. Net interest expense was $78,241 during the year ended May 31, 1998, as compared to $68,709 for the year ended May 31, 1997.

      Other Income. Other income was $176,932 during the year ended May 31, 1998, as compared to $138,233 for the year ended May 31, 1997. Other income is primarily attributed to finance and freight charges on franchisees open accounts.

      Net Income (Loss). For the year ended May 31, 1997, the Company incurred net loss of $106,078 as compared to net income of $252,460 from the year ended May 31, 1998. For the fiscal year ended May 31, 1996 the Company had net income of $259,935.

Liquidity and Financial Resources

For the Years Ended May 31, 1998 and 1997

      Net cash provided by all activities in fiscal year 1998 was $1,137 compared to $21,937 in fiscal year 1997.

      Total assets as of May 31, 1998, were $3,040,757 as compared to $3,298,429 as of May 31, 1997.

      Accounts and notes receivable increased to $1,776,007 at May 31, 1998 compared to $1,663,747 at May 31, 1997.

      The Company continues to have limited cash assets. At May 31, 1998, the Company had cash of $1,137 compared to cash of $21,397 at May 31, 1997.

       At May 31, 1998, current maturities on long-term debt was $50,057. Accounts payable at May 31, 1998 were $1,088,159 compared to $1,449,195 at May 31, 1997.

      At May 31, 1998, shareholders equity was $1,125,540 which was a decrease of $22,232 over shareholders equity at May 31, 1997.

      During the year ended May 31, 1998, the Company had capital expenditures of approximately $38,995 for property and equipment. At the beginning of the fiscal year, the Company had anticipated that such expenditures would be approximately $100,000. For the current year, management anticipates it will spend approximately $25,000 to purchase capital equipment to be used primarily in ongoing research and development, new product development and marketing efforts.

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


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Index to Financial Statements

Financial Statements

      Independent Accountants' Report
        Year ended May 31, 1998 and 1997

      Consolidated Balance Sheet
        May 31, 1998

      Consolidated Statements of Operations
        Years ended May 31, 1998 and 1997

      Consolidated Statements of Stockholders' Equity
        Years ended May 31, 1998 and 1997

      Consolidated Statements of Cash Flows
        Years ended May 31, 1998 and 1997

      Notes to Consolidated Financial Statements

                         Independent Auditor's Report



Board of Directors and Stockholders
Tufco International, Inc.
Gentry, Arkansas


      We have audited the accompanying consolidated balance sheet of Tufco International, Inc. as of May 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended May 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tufco International, Inc. as of May 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 1998, in conformity with generally accepted accounting principles.




                                          MOORE STEPHENS FROST
                                          Certified Public Accountants

Little Rock, Arkansas
August 7, 1998

                                TUFCO INTERNATIONAL, INC.

                               CONSOLIDATED BALANCE SHEETS

                                      MAY 31, 1998



                            Assets

Current assets
      Cash                                                   $       1,137
      Accounts receivable, less allowance for doubtful
        accounts of $185,000
          Trade                                                  1,269,310
          Affiliates                                               474,720
      Notes receivable - current                                     9,175
      Inventories                                                  361,850
      Refundable income taxes                                           -
      Prepaid expenses and other                                    32,654
      Current deferred income tax benefit                           79,085
                                                               -------------
Total current assets                                             2,227,931

Property and equipment
      Land                                                          83,500
      Buildings                                                    455,896
      Machinery and equipment                                      381,937
      Furniture and fixtures                                       121,975
      Vehicles                                                     169,993
                                                               -------------
                                                                 1,213,301
      Accumulated depreciation                                    (509,112)
Net property and equipment                                         704,189

Other assets
      Notes receivable - long-term                                  22,802
      Reacquired franchise territory, net of
        accumulated amortization of $274,429                        82,130
      Other                                                          3,705
                                                               --------------
Total other assets                                                 108,637

Total assets                                                    $3,040,757

          Liabilities and Stockholders' Equity

Current liabilities
      Accounts payable                                          $1,088,159
      Accrued expenses                                              80,582
      Income taxes payable                                         179,383
      Current maturities of long-term debt                          50,057
                                                              ---------------
Total current liabilities                                        1,398,181



Long-term debt, less current maturities                            482,887



Deferred income taxes                                               34,149


Stockholders' equity
      Common stock, $.001 par value; authorized
        50,000,000 shares; issued and outstanding
        6,965,800 shares                                             6,966
      Additional paid-in capital                                   261,964
      Retained earnings                                          1,226,310
      Cumulative translation adjustment                             (2,910)
                                                              --------------
                                                                 1,492,330
      Capital contributions receivable                             (90,616)
      Unearned employee stock ownership shares                    (276,174)
Total stockholders' equity                                       1,125,540



Total liabilities and stockholders' equity                      $3,040,757






The accompanying notes are an integral part of these consolidated financial statements.

                          CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE YEARS ENDED MAY 31, 1998 AND 1997



                                                    1998            1997
                                                    ----            ----
Net sales
      Trade customers                            $5,011,114     $5,753,890
      Affiliates                                  1,474,923      1,723,710
                                                 -----------    -----------
Total net sales                                   6,486,037      7,477,600

Cost of sales                                     4,481,048      5,492,554
                                                 -----------    -----------

Gross profit                                      2,004,989      1,985,046
                                                 -----------    -----------

Operating expenses
      Selling                                       351,126        692,414
      General and administrative                  1,279,938      1,411,870
      Bad debts                                      22,488         86,103
                                                 -----------   ------------
Total operating expenses                          1,653,552      2,190,387
                                                 -----------   ------------

Income (loss) from operations                       351,437       (205,341)
                                                 -----------   ------------

Other income (expense)
      Interest expense                              (78,241)       (68,709)
      Other income                                  176,932        138,233
                                                 -----------   ------------
Total other income (expense)                         98,691         69,524
                                                 -----------   ------------

Income (loss) before income taxes                   450,128       (135,817)

Income taxes (benefit)                              197,668        (29,739)
                                                 -----------   -------------

Net income (loss)                               $   252,460    $  (106,078)
                                                 ===========   =============


Enumerator - net income (loss)                  $   252,460    $  (106,078)

Denominator - weighted average number of shares
     outstanding                                  6,965,800      7,775,575
                                                ------------    ------------

Basic earnings per share                        $     0.036    $    (0.014)
                                                =============  =============

The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            YEARS ENDED MAY 31, 1998 AND 1997




                                                                                                  Unearned
                                                                                                  Employee
                                               Additional             Cumulative      Capital       Stock
                                      Common    Paid-In    Retained   Translation  Contributions  Ownership
                                       Stock    Capital    Earnings    Adjustment    Receivable     Shares     Total

Balance - May 31, 1996                $7,778   $301,752    $1,241,551 $   (2,846)  $    (97,627)  $    -       $1,450,608

      Net loss                           -         -        (106,078)        -              -          -         (106,078)

      Recognition of capital
        contributions receivable         -         -            -            -            5,511        -            5,511

      Issuance of 125,000 shares
        of common stock                  125      6,125         -            -              -          -            6,250

      Purchase and retirement of
        937,000 shares of common
        stock                           (937)   (45,913)    (161,623)        -              -          -         (208,473)

      Current year translation
        adjustment                       -         -            -            (46)           -          -              (46)
                                      -------------------------------------------------------------------------------------

Balance - May 31, 1997                 6,966    261,964      973,850      (2,892)       (92,116)       -        1,147,772

      Net income                         -         -         252,460         -              -          -          252,460

      Recognition of capital
        contributions receivable         -         -            -            -            1,500        -            1,500

      Current year translation
        adjustment                       -         -            -            (18)           -          -              (18)

      Employer loan for the
        purchase of ESOP shares
        of common stock                  -         -            -            -              -      (276,174)     (276,174)
                                     ---------------------------------------------------------------------------------------

Balance - May 31, 1998                $6,966   $261,964    $1,226,310    $(2,910)      $(90,616)  $(276,174)   $1,125,540)
                                      ======   ========    ==========    ========      =========  ==========   ===========










The accompanying notes are an integral part of these consolidated financial statements.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED MAY 31, 1998 AND 1997

                                                                 1998            1997
                                                                 ----            ----
Cash flows from operating activities
      Net income (loss)                                          $ 252,460       $(106,078)
      Adjustments to reconcile net income (loss) to
        net cash provided by (used in) operating activities:
          Depreciation                                              83,351          88,335
          Amortization                                              27,282          27,640
         (Gain) loss on sale of property and equipment              (5,234)          1,885
          Change in deferred compensation liability                      -         (61,130)
          Change in deferred income taxes                           28,326          24,490
          Changes in assets and liabilities:
                Accounts and notes receivable                     (112,260)        245,074
                Inventories                                        173,305        (188,348)
                Refundable income taxes                             15,752         (15,752)
                Prepaid expenses and other                          37,016           4,369
                Other assets                                         1,285          (1,349)
                Accounts payable                                  (361,036)        278,688
                Accrued expenses                                  (105,784)         98,239
                Income taxes payable                               179,383        (353,956)
                                                                 ----------      ----------
Net cash provided by (used in) operating activities                213,846          42,107
                                                                 ----------      ----------

Cash flows from investing activities
      Purchase of property and equipment                           (38,995)       (157,331)
      Proceeds from sale of property and equipment                  30,500               -
      Proceeds from sale of reacquired franchise territory           -               7,121
                                                                 ----------      ----------
Net cash provided by (used in) investing activities                 (8,495)       (150,210)
                                                                 ----------      ----------

Cash flows from financing activities
      Net change in notes payable                                 (444,323)       (125,000)
      Proceeds from long-term borrowings                           513,500         275,000
      Principal payments on long-term debt                         (20,096)        (40,571)
      Collection of capital contributions receivable                 1,500           5,511
      Employer loan for purchase of ESOP shares                   (276,174)              -
                                                                 ----------      ----------
Net cash provided by (used in) financing activities               (225,593)        114,940
                                                                 ----------      ----------

Effect of exchange rate changes on cash                                (18)            (46)
                                                                 ----------      ----------

Increase (decrease) in cash                                        (20,260)          6,791

Cash - beginning of year                                            21,397          14,606
                                                                 ----------      ----------


Cash - end of year                                               $   1,137       $  21,397
                                                                 ===========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MAY 31, 1998 AND 1997

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

1.  Organization and Summary of Significant Accounting Policies (cont'd)

           Initial franchise fee revenue received is deferred until all material services or conditions relating to the franchise agreement have been substantially performed or satisfied by the Company. Upon completion of substantial performance, continuing franchise fees are recognized when received. There was no initial franchise fee revenue recognized during the years ended May 31, 1998 and 1997.

    i. Income taxes - The Company utilizes the asset and liability method of accounting for deferred income taxes. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities.

    j. Capital contributions receivable - Capital contributions receivable consist primarily of rights to receive future payments from independent franchises exchanged by a major shareholder for common stock. Payments received will be applied against capital contributions receivable. Any future payments in excess of these receivables will be recognized as income in the year received. The rights to receive future payments consist of an agreement with an independent franchisee which provides for payments based on a percentage of sales of the franchisee. During the year ended May 31, 1998, payments from independent franchises totaled $1,500.

    k. Earnings per share - Earnings per share have been calculated using the weighted average number of shares outstanding for each year. Options to purchase $2,480,440 shares of common stock at $0.75 per share were outstanding during the year ended May 31, 1998 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. Employee stock ownership plan shares are considered outstanding and are considered in the weighted average number of shares outstanding.

    l. Advertising - The Company expenses the production costs of advertising when such costs are incurred. Total advertising expenses were approximately $83,000 and $156,000 for the years ended May 31, 1998 and 1997, respectively.

2.  Long-Term Debt

        Long-term debt consists of:


Note  payable  to bank;  remaining  balance  due June
  2007;  payable in monthly installments of $7,100,
  including  interest at 10%;  secured by buildings
  and land; guaranteed by an officer and director
  of the Company.                                                      $506,163

Note payable to individual; due June 2001; payable
  $1,000 monthly, including interest at 8.5%; unsecured.                 24,110

Note  payable  to a  financing  company;  due March
  1999;  payable  in  monthly installments of $311,
  including interest at 10.5%; secured
  by certain equipment.                                                   2,671
                                                                        532,944

Less current maturities                                                  50,057

Long-term debt, less current maturities                                $482,887



        Aggregate maturities of long-term debt are as follows:


    Year Ended                     Amount

    1999                           $  50,057
    2000                              51,354
    2001                              46,790
    2002                             384,743
                                   ---------

                                    $532,944


     The Company made interest payments on long-term debt totaling approximately $42,700 and $42,800 during the years ended May 31, 1998 and 1997, respectively.


    3.  Income Taxes

        The provision for income taxes at May 31, 1998 and 1997 includes:


                                                         1998           1997
                                                         ----           ----

Current tax expense (benefit)                           $169,342       $(54,229)
Deferred income tax expense (benefit)                     28,326         24,490
                                                       ----------     ----------

                                                        $197,668       $(29,739)

     Reconciliation of the differences between income taxes computed at the Federal statutory tax rates and the consolidated provision for income taxes is as follows:


                                                         1998           1997
                                                         ----           ----

Income taxes computed at Federal statutory tax rate    $153,044      $(46,178)
State tax provision, net of Federal benefits             19,310        (5,828)
Other                                                    25,314        22,267
                                                     ----------    ----------

Provision (benefit) for income taxes                   $197,668      $(29,739)
                                                       ========      ========

        The Company has available at May 31, 1998, an unused operating loss carry forward of approximately $36,000 for Federal income tax purposes, which expire in the year 2007. The Federal income tax loss carry forward was acquired in a prior year merger and is limited as to the amounts which can be recognized annually.

        Temporary differences which give rise to significant deferred tax assets (liabilities) are as follows:



Net operating loss carry forward                                  $ 13,032
Bad debts                                                           70,837
Vacation accrued                                                     6,266
                                                                ----------
Total deferred income tax assets                                    90,135
                                                                 ---------

Accelerated depreciation                                           (45,199)
Total deferred tax liabilities                                     (45,199)

Net deferred tax asset                                            $ 44,936
                                                                  ========

        The Company made tax payments totaling approximately $315,500 during the year ended May 31, 1997. There were no tax payments in 1998.


4.  Deferred Compensation Agreements

        In 1993, the Company entered into employment agreements with three key employees. The agreements provided for total monthly compensation of $11,750 over the periods set forth in the individual employment agreements; total stock compensation in the amount of 1,150,000 shares of the Company stock; future payment of $100,000 to one individual and a total of 575,000 shares of the Company stock at the end of the employment agreements. During 1994, 1,150,000 shares were issued to the individuals as part of these employment agreements.

        During 1997, 125,000 shares were issued to an individual in connection with these employment agreements. In connection with the purchase and retirement of the Company stock discussed in note 7, the stock rights on the remaining 450,000 shares were surrendered.


5.  Employee Stock Ownership Plan

        During the year ended May 31, 1997, the Company established an Employee Stock Ownership Plan (the "ESOP") for the purpose of providing retirement benefits for eligible employees. To be eligible to participate in the plan, employees must have completed one year of service and be at least 21 years of age. The Company's contribution to the plan is discretionary and will be determined by the Board of Directors. Participants in the plan generally vest after six years. The Company has given participants holding ESOP shares certain put rights which require the Company to repurchase any shares held for the fair value at the time the put option is exercised.

    The Company accounts for the ESOP in accordance with Statement of Position 93-6. Accordingly, the ESOP's borrowing from the Company are considered unearned employee benefit expense and, as such, are recorded as a reduction of the Company's stockholders' equity. The borrowings are collateralized by the unallocated shares of common stock. On January 14, 1998, the trustees of the ESOP signed an option agreement whereby, the two majority stockholders of the Company granted the ESOP options to purchase 4,677,364 shares of the Company's common stock over the fifteen-year period ended January 14, 2013. The total purchase price for these options is $1,092,149 with interest on the unexercised options at an annual rate of 10%. During the Year ended May 31, 1998, the ESOP purchased 1,051,282 shares under the above noted option agreement. The Company loaned the ESOP $276,174 in connection with this purchase and this amount has been reflected in the accompanying balance sheet as unearned employee stock ownership shares.

    Company contributions and dividends will be used to repay the Company's loan to the ESOP and accordingly, no interest income will be recognized. The ESOP shares purchased through the borrowings are maintained in a suspense account until realized and allocated to individual participants' accounts. The release of shares from the suspense account is determined by multiplying the number of shares in the suspense account by the ratio of debt service payments (principal plus any interest) made by the ESOP during the year to the sum of the debt service payments to be made by the ESOP in future years. When shares are released through Company contributions, the Company reports compensation expense equal to the loan principal. When shares are released through dividends, the dividend on allocated shares is charged to retained earnings. If the dividend on unallocated shares is used to pay debt service, the dividend is charged against the related debt. If the dividend is used to compensate participants by adding the value of the dividends to participants accounts, the dividends are expensed as compensation expense. Contribution expense for the years ended May 31, 1998 and 1997 were $37,327 and $77,985, respectively. There was no compensation expense for the years ended May 31, 1998 and 1997.


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

                                                                $208,473

        During the years ended May 31, 1998 and 1997, the Company paid consulting fees to an officer and director of approximately $129,600 and $175,700, respectively.

        Certain company officers and directors have personally guaranteed an unsecured trade account payable with a major supplier (note 9) up to a maximum of $500,000. At May 31, 1998, this trade payable approximated $521,500.

        Certain company officers and directors have personally guaranteed certain secured and unsecured notes payable to a bank in the aggregate amount of $506,162 at May 31, 1998.

7.  Stock Warrants

        During the year ended May 31, 1996, pursuant to the Company's stock warrant plan, 7,500,000 shares of common stock were reserved for issuance upon exercise of warrants granted to certain shareholders as well as other brokers and individuals. During the year ended May 31,

    1997, 2,500,000 Class B warrants with an exercise price of $0.95 and 2,500,000 Class C warrants with an exercise price of $1.15 expired with no warrants being issued. At May 31, 1997, the Company had warrants outstanding with exercise prices as follows:


    Warrants                   Exercise                      Expiration
   Outstanding      Class        Price                          Date

                                           Later of June 30, 1998 or 90 days
    2,480,440         A          $0.75     from the effective date of the
                                           Company's Prospectus


        The stock warrants may be exercised only if a current registration statement is in effect. Management is presently unable to estimate when a registration statement will be filed.


8.  Commitments

        There are no significant minimum rental commitments under operating leases that have initial or remaining noncancellable lease terms in excess of one year at May 31, 1998. Total rent expense included in the statement of operations for the years ended May 31, 1998 and 1997 was approximately $32,400 and $27,800, respectively.

        The Company has entered into employment agreements with the two majority stockholders for a period of six years with monthly salaries of $10,000 and $5,000, respectively, as a result of the option agreement described in note 5.


9.  Major Customers and Supplier

        The Company has a limited number of franchisee customers. During the years ended May 31, 1998 and 1997, there were two franchisees who, individually, provided in excess of 10% of total sales. The aggregate sales to these franchisees were 44% in 1998 and 33% in 1997 of the total sales. Sales to related parties approximated 23% of total sales in 1998 and 1997.

        During the year ended May 31, 1998 and 1997, the Company purchased 38% and 39%, respectively, of total raw materials from a supplier. Also, during the year ended May 31, 1998, the Company purchased 16% of total raw materials from another supplier. Management believes the materials could be purchased from other sources at comparable cost and an interruption of the relationship should not have an adverse effect on the continuous flow of operations.

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

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

      A.     Identification of Directors and Executive Officers

     The current directors and executive officers of the Company who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

             Name                Age                       Position

       Donald L. Cox             64              Chairman of the Board/Chief
                                                   Executive Officer/
                                                   President/Director

       Lucille M. Cox            58              Secretary/
                                                   Director

       Russell D. Cox            40              Vice President/Director


       Leslie P. Lagoni          74              Director

       Brent Mills               36              Chief Financial Officer/
                                                 Treasurer/Director

       Background information concerning the Company's officers and directors is as follows:

     Donald L. Cox. Mr. Cox has been the Chairman of the Board, Chief Executive Officer, and President of Tufco International, Inc. and its subsidiaries for the past 36 years. Mr. Cox has had the responsibility for operating and franchising Tufco while further developing many new products for Tufco International, Inc. Mr. Cox is the founder of Tufco International, Inc., and Tufco, Inc. Mr. Cox is the husband of Lucille M. Cox and the father of Russell D. Cox, both of whom are directors of the Company.

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


                            SUMMARY COMPENSATION TABLE

                                                              Long Term Compensation
                        Annual Compensation                   Awards         Payouts
                                                                                         >C>
(a)             (b)   (c)        (d)       (e)           (f)         (g)        (h)      (i)
                                           Other                                         All
Name and                                   Annual        Restrict    Option/    LTIP     Other
Principal               ($)       ($)      Compen-         Stock     SAR's      Payouts  Compensa-
Position        Year  Salary     Bonus     sation($)     Awards($)    (#)       ($)      tion ($)

Donald L. Cox   1998  $ 81,000   $ -0-     $125,237(1)   $-0-        -0-        $-0-     $-0-
President, CEO  1997  $ 23,403   $ -0-     $175,700(1)   $-0-        -0-        $-0-     $-0-
Chairman        1996  $150,000   $ -0-     $149,909(1)   $-0-        -0-        $-0-     $-0-

Russell D. Cox  1998  $ 93,333   $75,000   $-0-          $-0-        -0-        $-0-     $-0-
                1997  $ 66,033   $75,000   $-0-



       (1) This compensation was attributed to consulting fees paid to Mr. Cox by the Company.


       No options, stock appreciation rights or long-term incentive plan awards were issued or granted to the Company's executive officers during the fiscal year ended May 31, 1998. As of May 31, 1998, the end of the Company's last fiscal year, the Company's management owned no options or stock appreciation rights. Accordingly, no tables relating to such items have been included in this
Item 10.

Compensation of Directors

       The Company's non-employee director is not compensated for attending Board of Directors meetings.

ESOP

       During the year ended May 31, 1997, the Company established an Employee Stock Ownership Plan (the "ESOP") for the purpose of providing retirement benefits for eligible employees. To be eligible to participate in the plan, employees must have completed one year of service and be at least 21 years of age. The Company's contribution to the plan is discretionary and will be determined by the Board of Directors. Participants in the plan generally vest after six years. The Company has given participants holding ESOP shares certain put rights which require the Company to repurchase any shares held for the fair value at the time the put option is exercised.

       The Company accounts for the ESOP in accordance with Statement of Position 93-6. Accordingly, the ESOP's borrowing from the Company are considered unearned employee benefit expense and, as such, are recorded as a reduction of the Company's stockholders' equity. The borrowings are collateralized by the unallocated shares of common stock. On January 14, 1998, the trustees of the ESOP signed an option agreement whereby, the two majority stockholders of the Company granted the ESOP options to purchase 4,677,364 shares of the Company's common stock over the fifteen-year period ended January 14, 2013. The total purchase price for these options is $1,092,149 with interest on the unexercised options at an annual rate of 10%. During the Year ended May 31, 1998, the ESOP purchased 1,051,282 shares under the above noted option agreement. The Company loaned the ESOP $276,174 in connection with this purchase and this amount has been reflected in the accompanying balance sheet as unearned employee stock ownership shares.

       Company contributions and dividends will be used to repay the Company's loan to the ESOP and accordingly, no interest income will be recognized. The ESOP shares purchased through the borrowings are maintained in a suspense account until realized and allocated to individual participants' accounts. The release of shares from the suspense account is determined by multiplying the number of shares in the suspense account by the ratio of debt service payments (principal plus any interest) made by the ESOP during the year to the sum of the debt service payments to be made by the ESOP in future years. When shares are released through Company contributions, the Company reports compensation expense equal to the loan principal. When shares are released through dividends, the dividend on allocated shares is charged to retained earnings. If the dividend on unallocated shares is used to pay debt service, the dividend is charged against the related debt. If the dividend is used to compensate participants by adding the value of the dividends to participants accounts, the dividends are expensed as compensation expense. Contribution expense for the years ended May 31, 1998 and 1997 were $37,327 and $77,985, respectively. There was no compensation expense for the years ended May 31, 1998 and 1997.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       A. & B. Security Ownership of Management and Certain Beneficial Owners.

       The following table sets forth information regarding shares of the Company's common stock owned beneficially as of May 31, 1998, by (i) each director of the Company, (ii) all officers and directors as a group, and (iii) each person known by the Company to beneficially own 5% or more of the outstanding shares of the Company's common stock:

------------------------------------------------------------------------------

       Name                        Amount
       and Address                 and Nature
       of Beneficial               of Beneficial            Percent
       Owner                       Ownership              of Class (1)
------------------------------------------------------------------------------


*     Donald L. Cox (1)            3,533,337                 50.72%
      12575 Pioneer Lane
      Gentry, AR  72734

*     Lucille M. Cox (1)             764,169                 10.97%
      12575 Pioneer Lane
      Gentry, AR  72734

*     Russell D. Cox (1)             694,171                  9.97%
      12575 Pioneer Lane
      Gentry, AR  72734

      Leslie P. Lagoni(1)(2)         425,000                  6.10%
      21345 Las Pilas Rd.
      Woodland Hills, CA  91364

      Brent Mills(1)(3)              375,000                  5.38%
      Pioneer Lane
      Gentry, AR 72734

      Richard Graves                 400,000                  5.74%
      106 Ruth Lane
      Rogers, AR 72756

All Officers and Directors         6,191,677                 88.89%
   as a Group (5 persons)
Total Shares Issued
  and Outstanding                  6,965,800                100.00%

------------------------------------------------------------------------------


* During the year ended May 31, 1998, the ESOP purchased 1,051,282 shares under the Option Agreement.

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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Repurchase of Stock. During the year ended May 31, 1998, the Company purchased and retired a total of 937,000 shares of the Company's stock which was previously held by Ghislain Beauregard and Thomas Jakubik. These individuals were formerly officers and directors of the Company. Consideration given in connection with these acquisitions consisted of the following:

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

      Guarantee. Donald L. Cox and Lucille M. Cox have personally guaranteed an unsecured trade accounts payable with Interplastics Corporation, a supplier of the Company's raw materials up to a maximum of $500,000. As of May 31, 1998 and May 31, 1997, the outstanding payable to such creditor was approximately $521,000 and $504,000, respectively. Brent E. Mills guaranteed a bank loan of $513,500 to the Company which is secured by the Company's real property.

      Receivables from Affiliates. As of May 31, 1998 and 1997, the Company had receivables of $180,000 and $188,000, respectively, from the following affiliated franchisees: Tufco Flooring Systems of Florida, Inc., and Tufco Flooring, Inc., which are owned by relatives of Donald L. Cox. These receivables arose in connection with the purchase and sale of the Company's products in the normal course of business.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

      A.    No Exhibits are filed with this Report.

      B. No Form 8-K's were filed during the last quarter of the fiscal year ended May 31, 1998.

                              SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TUFCO INTERNATIONAL, INC.


Date: December ____, 1998           By /s/ Donald L. Cox
                                           Donald L. Cox
                                           Principal Executive Officer


                                    By /s/ Brent Mills
                                           Principal Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Signature                    Capacity               Date


/s/ Donald L. Cox          Chairman/President/     December ____, 1998
Donald L. Cox              CEO/Director


/s/ Lucille M. Cox         Secretary/ Director     December ____, 1998
Lucille M. Cox


/s/ Russell D. Cox         Vice President/         December ____, 1998
Russell D. Cox             Director


/s/ Leslie P. Lagoni       Director                December ____, 1998
Leslie P. Lagoni

                              SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TUFCO INTERNATIONAL, INC.


Date: December ____, 1998        By
                                        Donald L. Cox
                                        Principal Executive Officer

                                 By
                                        Brent Mills
                                        Principal Financial Officer

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

  Signature                  Capacity              Date



Donald L. Cox             Chairman/President/      December ____, 1998
                          CEO/Director


Lucille M. Cox            Secretary/Director      December_____, 1998



Russell D. Cox            Vice President/         December _____,1998
                          Director


Brent Mills               Director                December _____.1998


Leslie P. Lagoni          Director                December_____, 1998