Form 10QSB
period 1998-08-31
TUFCO INTERNATIONAL INC
filed 1999-02-08
CIK 808714

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                   FORM 10-QSB
                                  ------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended August 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       Commission file number 33-10984-LA
                                  ------------



                            TUFCO INTERNATIONAL, INC.
           (Name of Small Business Issuer as specified in its charter)


                      Nevada                           95-4071623
                    ----------                        ------------
           (State or other jurisdiction of          (I.R.S. employer
            incorporation or organization            identification No.)



                        Pioneer Lane, Gentry, AR 72734
                  ------------------------------------------
                   (Address of principal executive offices)


       Registrant's telephone no., including area code: (501) 736-2201


                                    No Change
                                ----------------
                 Former name, former address, and former fiscal
                      year, if changed since last report.


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

Common Stock outstanding at January 14, 1999 - 6,965,800 shares of $.001 par value Common Stock.


                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

===============================================================================

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                           TUFCO INTERNATIONAL, INC.


                    For the Quarter Ended August 31, 1998.



      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                      Page of
                                                                     Form 10-Q

Item 1.   Financial Statements:
          Condensed Consolidated Balance Sheet--August 31, 1998...        3
          Condensed Consolidated Statements of Income for the three
            months ended August 31, 1998 and 1997.................        5
          Condensed Consolidated Statements of Cash Flows--for the
            three months ended August 31, 1998 and 1997...........        6
          Notes to Condensed Consolidated Financial Statements....        7

Item 2Management's Discussion and Analysis of Financial Condition
          and Results of Operations...............................        8



                         PART II - OTHER INFORMATION
                                                                         Page

Item 1.   Legal Proceedings                                               11

Item 2.   Changes in Securities                                           11

Item 3.   Defaults Upon Senior Securities                                 11

Item 4.   Submission of Matters to a Vote of Security Holders             11

Item 5.   Other Information                                               11

Item 6(a).Exhibits                                                        11

Item 6(b).Reports on Form 8-K                                             13

                          TUFCO INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                               AUGUST 31, 1998
                                  Unaudited



ASSETS
CURRENT ASSETS:
      Cash                                               $       14,902
      Accounts and notes receivable, less allowance
        for doubtful accounts of $185,000
            Trade                                             1,058,338
            Affiliates                                          528,752
      Inventories                                               417,540
      Deferred income tax benefits                               79,085
      Other current assets                                       47,647
                                                         ------------------
                                                              2,146,264
                                                         ------------------

      Property and equipment                                  1,160,586
      Accumulated depreciation                                  477,236
                                                         ------------------
                                                                683,350
                                                         ------------------

      Reacquired franchise territory                            356,558
      Accumulated amortization                                  281,249
                                                         ------------------
                                                                 75,309
                                                         ------------------

      Other assets                                                3,705
                                                         ------------------
                                                           $  2,908,628
                                                         ==================

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
CURRENT  LIABILITIES:

      Current maturities of long-term debt                $       49,518
      Trade accounts payable                                     973,838
      Income taxes payable                                       147,264
      Accrued expenses                                            26,642
                                                         ------------------
                                                               1,197,262
                                                         ------------------

LONG-TERM DEBT                                                  471,154
                                                         ------------------

DEFERRED INCOME TAXES                                            34,183
                                                         ------------------


COMMON  STOCKHOLDERS'  EQUITY:
      Common stock,$.001 par value; authorized 50,000,000
         shares; issued and outstanding 6,965,800 shares         6,966
      Retained earnings                                      1,351,577
      Other common stockholders' equity                       (152,514)
                                                         ------------------
                                                             1,206,029
                                                         ------------------
                                                          $  2,908,628
                                                         ==================

                          TUFCO INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             For the three months ended August 31, 1998 and 1997
                                  Unaudited



                                         1998              1997
                                    ------------------------------------

NET  SALES:
      Trade                         $   1,272,923     $   1,413,199
      Affiliates                          109,644           324,783
                                    -------------------------------------
                                        1,382,567         1,737,982
                                    ------------------------------------

Cost of sales                             933,218         1,197,579
Selling expenses                           35,037           101,471
General and administrative exp            239,638           298,245
Other income                              (40,697)          (29,471)
                                    -------------------------------------
                                        1,167,196         1,567,824
                                    -------------------------------------
Income before taxes                       215,371           170,158
                                    -------------------------------------
Provision for income taxes
      Current                              88,010            63,007
      Deferred                                 34             1,128
                                    -------------------------------------
                                           88,044            64,135
                                    -------------------------------------
Net Income                          $     127,327     $     106,023
                                    =====================================


INCOME PER SHARE:

Net income                          $     0.01828     $     0.01522
                                    =====================================
Weighted average number of
  shares outstanding                    6,965,800         6,965,800
                                    =====================================

                          TUFCO INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the three months ended August 31, 1998 and 1997
                                  Unaudited





                                                  1998              1997
                                               ----------        ----------
NET  SALES PROVIDED BY (USED IN)
  Operating Activities                       $    66,225        $   (6,687)
                                               ----------        ----------


CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                 0             (24,310)
  Proceeds from sale of property and               7,500            20,500
     equipment
                                               ----------        ----------

  Net cash provided by (used in)                   7,500            (3,810)
     investing activities                      ----------        ----------


CASH FLOWS FROM FINANCING ACTIVITIES

  Principal payments on long-term de             (12,272)          (10,049)
  Collection of capital contribution               1,000
  Employer loan for purchase of ESOP             (48,688)
                                               ----------        ----------

  Net cash used in financing activit             (59,960)          (10,049)
                                               ----------        ----------



INCREASE (DECREASE) IN CASH                       13,765           (20,546)

CASH, BEGINNING OF PERIOD                          1,137            21,397
                                               ----------        ----------
CASH, END OF PERIOD                           $   14,902         $     851
                                               ==========        ==========

                          TUFCO INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  Unaudited





NOTE  1:    BASIS  OF  PRESENTATION
The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles for complete financial statements or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of these financial statements may wish to refer to the Company's financial statements for the year ended May 31, 1998 included in the Company's Form 10-KSB for further information.

The financial information has been prepared in accordance with generally accepted accounting principles and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The condensed consolidated results of operations for the three months ended August 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

                                PART I - ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company is engaged in the business of selling and installing industrial flooring systems. The following Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's Form 10-KSB for the year ended May 31, 1998.

Financial Condition

      Total assets at August 31, 1998 were $2,908,628 compared to $3,040,757 at the year ended May 31, 1998. The Company's cash position remains limited, $14,902 at August 31, 1998 compared to $1,137 at May 31, 1998. During the last several years, the Company's cash position has been limited and its ability to expand its operations in a meaningful way is restricted by its limited cash position.

     Receivables from non-affiliates increased from $1,269,310 at May 31, 1998 to $1,058,338 at August 31, 1998 an increase of approximately 17%. This increase was primarily the result of decreased collections. Receivables from affiliates were up from $474,720 at May 31, 1998 to $528,752 at August 31, 1998.

      Inventories increased to $417,540 at August 31, 1998 compared to $361,850 at May 31, 1998.

      The Company does not currently have any lines of credit and has historically borrowed short term funds from its affiliates and from commercial banks for working capital. At August 31, 1998, the Company had total liabilities to banks of $497,263 of which $37,146 was classified as current debt. At May 31, 1998, the Company had total liabilities to banks of $506,163 of which $40,092 was classified as current debt. This loan is secured by the Company's real property and is guaranteed by Brent Mills, officer and director of the Company.

      At August 31, 1998, total liabilities were $1,702,599 compared to $1,915,217 at May 31, 1998.

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

      Total net sales for the three month period ended August 31, 1998, were $1,382,567 compared to $1,737,982 for the three month period ended August 31, 1997, a decrease of approximately 20%. The reduction in sales was primarily attributable to a reduction in installation by the Company.

      Operating Expenses. Cost of sales during the three month period ended August 31, 1998 was 67% compared to 69% for the three months period ended August 31, 1997.

      For the three month period ended August 31, 1998, total general and administrative expenses were $239,638 (approximately 17% of total sales) compared to $298,245 (17% of total sales) for the three month period ended August 31, 1997.

      Selling expenses were down for the three month period ended August 31, 1998 from $101,471 for the three months ended August 31, 1997 to $35,037 for the three months ended August 31, 1998. The reduction in selling expenses was primarily attributable to a reduction in installations by the company and the elimination of the Arcoplast Division.

      Total cost of sales and operating expenses for the three month period ended August 31, 1998 were $1,167,196 (84% of total sales) compared to $1,567,824 (90% of total sales) for the three month period ended August 31, 1997. The decrease in selling expenses of $66,434 for the quarter ended August 31, 1998 compares to August 31, 1997 as the primary reason for the decrease in cost of goods sold and operating expenses as a percentage of revenue.

      Net Income. For the three month period ended August 31, 1998, the Company had net income of $127,327 compared to a net income of $106,023 for the three month period ended August 31, 1997.

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

Item 6(b).    Reports on Form 8-K.  None.

                                   SIGNATURE

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 3, 1999          By /s/ Brent E. Mills
                                    ----------------------------------
                                         Brent E. Mills
                                         President
                                         Principal Executive Officer