Form 10QSB
period 1998-11-30
TUFCO INTERNATIONAL INC
filed 1999-03-01
CIK 808714

==============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                   FORM 10-QSB
                                  ------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended November 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       Commission file number 33-10984-LA
                                  ------------



                            TUFCO INTERNATIONAL, INC.
           (Name of Small Business Issuer as specified in its charter)


                    Nevada                             95-4071623
               ----------------                     ---------------
        (State or other jurisdiction of            (I.R.S. employer
         incorporation or organization              identification No.)


                        Pioneer Lane, Gentry, AR 72734
                   ----------------------------------------
                   (Address of principal executive offices)


       Registrant's telephone no., including area code: (501) 736-2201


                                    No Change
                          -----------------------------
             Former name, former address, and former fiscal year, if
                           changed since last report.


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


==============================================================================

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                           TUFCO INTERNATIONAL, INC.


                   For the Quarter Ended November 30, 1998.



      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                      Page of
                                                                     Form 10-Q

Item 1Financial Statements:
          Condensed Consolidated Balance Sheet--November 30, 1998.           3
          Condensed Consolidated Statements of Income for the three months
           and six months ended November 30, 1998 and 1997........           5
          Condensed Consolidated Statements of Cash Flows--for the
            three months and six months ended November 30, 1998 and 1997     6
          Notes to Condensed Consolidated Financial Statements....           7

Item 2Management's Discussion and Analysis of Financial Condition
          and Results of Operations...............................           8



                         PART II - OTHER INFORMATION
                                                                         Page

Item 1.   Legal Proceedings                                               11

Item 2.   Changes in Securities                                           11

Item 3.   Defaults Upon Senior Securities                                 11

Item 4.   Submission of Matters to a Vote of Security Holders             11

Item 5.   Other Information                                               11

Item 6(a).Exhibits                                                        11

Item 6(b).Reports on Form 8-K                                             11

                          TUFCO INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              NOVEMBER 30, 1998
                                  Unaudited



ASSETS
CURRENT  ASSETS:
      Cash                                                  $       13,669
      Accounts and notes receivable, less allowance
        for doubtful accounts of $185,000
          Trade                                                  1,241,119
          Affiliates                                               592,626
       Inventories                                                 383,730
      Deferred income tax benefits                                  79,085
      Other current assets                                          22,891
                                                           ------------------
                                                                 2,333,120
                                                           ------------------

      Property and equipment                                     1,126,351
      Accumulated depreciation                                     477,799
                                                           ------------------
                                                                   648,552
                                                           ------------------

      Reacquired franchise territory                               356,558
      Accumulated amortization                                     288,070
                                                           ------------------
                                                                    68,488
                                                           ------------------

      Other assets                                                   3,705
                                                           ------------------
                                                              $  3,053,865
                                                           ==================

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
CURRENT  LIABILITIES:
      Current maturities of long-term debt                  $       49,794
      Trade accounts payable                                     1,108,631
      Income taxes payable                                         197,296
      Accrued expenses                                              32,255
                                                           ------------------
                                                                 1,387,976
                                                           ------------------


LONG-TERM DEBT                                                     458,462
                                                           ------------------

DEFERRED INCOME TAXES                                               31,972
                                                           ------------------

COMMON  STOCKHOLDERS'  EQUITY:
      Common stock,$.001 par value; authorized 50,000,000
         shares; issued and outstanding 6,965,800 shares             6,966
      Retained earnings                                          1,414,472
      Other common stockholders' equity                           (245,983)
                                                           ------------------
                                                                 1,175,455
                                                           ------------------
                                                              $  3,053,865
                                                           ==================

                          TUFCO INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     For the three months and six months ended November 30, 1998 and 1997
                                  Unaudited



                                                   1998                                                1997
                              ----------------------------------------------     -----------------------------------------------
                                   3 MONTHS                   6 MONTHS                 3 MONTHS                    6 MONTHS
                              -------------------        -------------------     -------------------        --------------------
NET  SALES:
      Trade                    $   1,433,235             $   2,706,158            $   1,066,269             $     2,479,468
      Affiliates                     133,842                   243,486                  379,005                     703,788
                              -------------------        -------------------     -------------------         --------------------
                                   1,567,077                 2,949,644                1,445,274                   3,183,256
                              -------------------        ------------------      -------------------         --------------------


Cost of sales                      1,054,471                 1,987,689                1,030,778                   2,228,357
Selling expenses                      99,062                   134,099                  116,233                     217,704
General and administrative
  expenses                           331,691                   571,329                  286,846                     585,091
Bad debts                                  0                         0                    8,453                       8,453
Other income                         (28,864)                  (69,561)                 (28,885)                    (58,356)
                              -------------------         -------------------    -------------------        --------------------
                                   1,456,360                 2,623,556                1,413,425                   2,981,249
                              -------------------         -------------------    -------------------        --------------------
Income before taxes                  110,717                   326,088                   31,849                     202,007
                              -------------------         -------------------    -------------------        --------------------
Provision for income taxes
      Current                         50,032                   138,042                  (14,998)                     48,009
      Deferred                        (2,210)                   (2,176)                  27,231                      28,359
                              -------------------         -------------------    -------------------        --------------------
                                      47,822                   135,866                   12,233                      76,368
                              -------------------         -------------------    -------------------        --------------------
Net Income                     $      62,895             $     190,222            $      19,616               $     125,639
                              ===================         ===================    ===================        ====================


EARNINGS PER SHARE:

Net income                     $     0.00903             $     0.02731            $     0.00282               $    0.01804
                              ===================         ===================    ====================       ====================
Weighted average number of
  shares outstanding               6,965,800                 6,965,800                6,965,800                  6,965,800
                              ===================         ===================    ====================       ====================



                          TUFCO INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the three months and six months ended November 30, 1998 and 1997
                                  Unaudited




                                                                     1998                                          1997
                                               -------------------------------------------    -------------------------------------
                                                    3 MONTHS                 6 MONTHS              3 MONTHS                6 MONTHS
                                                -------------------    -------------------    -------------------    --------------


NET SALES PROVIDED BY (USED IN)
  Operating Activities                           $       93,652        $     159,877           $       44,233        $      37,546
                                                -------------------   -------------------     -------------------    --------------


CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                         0                    0                    (2,458)             (26,768)
  Proceeds from sale of property and equipment          11,000               18,500                                         20,500
                                                -------------------  -------------------      -------------------    --------------

  Net cash provided by (used in)
     investing activities                               11,000               18,500                    (2,458)             (6,268)


CASH FLOWS FROM FINANCING ACTIVITIES

  Principal payments on long-term debt                (12,416)             (24,688)                   (11,878)            (21,927)
  Collection of capital contributions receivable        1,500                2,500
  Employer loan for purchase of ESOP shares           (94,969)            (143,657)
                                                -------------------  -------------------      -------------------    --------------

  Net cash used in financing activities              (105,885)            (165,845)                   (11,878)            (21,927)
                                                -------------------  --------------------     -------------------    --------------



INCREASE (DECREASE) IN CASH                           (1,233)               12,532                     29,897               9,351

CASH, BEGINNING OF PERIOD                             14,902                 1,137                        851              21,397
                                                -------------------  --------------------     -------------------    --------------
CASH, END OF PERIOD                             $     13,669         $     13,669              $     30,748           $    30,748
                                                =================== ====================      ===================    ==============


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

The financial information has been prepared in accordance with generally accepted accounting principles and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The condensed consolidated results of operations for the three months and six months ended November 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.
          ........................................................

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

Financial Condition

      Total assets at November 30, 1998 were $3,053,865 compared to $3,040,757 at the year ended May 31, 1998. The Company's cash position remains limited, $13,669 at November 30, 1998 compared to $1,137 at May 31, 1998. During the last several years, the Company's cash position has been limited and its ability to expand its operations in a meaningful way is restricted by its limited cash position.

      Receivables from non-affiliates decreased from $1,269,310 at May 31, 1998 to $1,241,119 at November 30, 1998 a decrease of approximately 2%. This slight decrease was primarily the result of increased collections. Receivables from affiliates were up from $474,720 at May 31, 1998 to $592,626 at November 30, 1998. Total receivables were up $246,655 from total receivables at August 31, 1998.

      Inventories increased to $383,730 at November 30, 1998 compared to $361,850 at May 31, 1998.

      The Company does not currently have any lines of credit and has historically borrowed short term funds from its affiliates and from commercial banks for working capital. At November 30, 1998, the Company had total liabilities to banks of $488,296 which $38,085 was classified as current debt. At May 31, 1998, the Company had total liabilities to banks of $506,163 of which $40,092 was classified as current debt. This loan is secured by the Company's real property and is guaranteed by Brent Mills, officer and director of the Company.

      At November 30, 1998, total liabilities were $1,878,410 compared to $1,915,217 at May 31, 1998.

Results of Operations

      The Company's revenues are primarily attributed to the sale of flooring components to franchisees and licensees, the sale and installation of complete flooring jobs by the Company. Effective March 1, 1998, the Company discontinued the sale and installation of interior ceiling and wall systems. The Company discontinued the product line to concentrate on Tufco flooring.

      Total net sales for the three month period ended November 30, 1998, were $1,567,077 compared to $1,445,274 for the three month period ended November 30, 1997, an increase of approximately 8%. Total net sales for the six month period ended November 30, 1998, were $2,949,644 compared to $3,183,256 for the six month period ended November 30, 1997, a decrease of approximately 7%. The reduction in sales was primarily attributable to a reduction in installations performed by the Company.

      Operating  Expenses.  Cost of sales  during the three month  period  ended
November 30, 1998 was 67% compared to 71% for the three month period ended November 30, 1997. Cost of sales during the six month period ended November 30, 1998 was 67% of total sales compared to 70% for the six month period ended November 30, 1997.

      For the three month period ended November 30, 1998, total general and administrative expenses were $331,691 (approximately 21% of total sales) compared to $286,846 (20% of total sales) for the three month period ended November 30, 1997. For the six month period ended November 30, 1998, total general and administrative expenses were $571,329 (approximately 19% of total sales) compared to $585,091 (18% of total sales) for the six month period ended November 30, 1997.

      Selling expenses were down for both the three month period and six month period ended November 30, 1998 from $116,233 and $217,704 respectively for the three months and six months ended November 30, 1997 to $99,062 and $134,099 for the three months and six months ended November 30, 1998.

      Total cost of sales and operating expenses for the three month period ended November 30, 1998 were $1,456,360 (93% of total sales) compared to $1,413,425 (98% of total sales) for the three month period ended November 30, 1997. Total cost of sales and operating expenses for the six month period ended November 30, 1998 were $2,623,556 (89% of total sales) compared to $2,981,249 (94% of total sales) for the six month period ended November 30, 1997. The decrease in selling expenses of $83,605 for six months ended November 30, 1998 compares to November 30, 1997 as the primary reason for the decrease in cost of goods sold and operating expenses as a percentage of revenue.

     Net Income. For the three month period ended November 30, 1998, the Company had net income of $62,895 compared to net income of $19,616 for the three month period ended November

30, 1997. For the six month period ended November 30, 1998, the Company had net income of $190,222 compared to net income of $125,639 for the six month period ended November 30, 1997.

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

Dated: February 19, 1999.           TUFCO INTERNATIONAL, INC.


                                    By   /s/ Brent E. Mills
                                         Brent E. Mills
                                         President
                                         Principal Executive Officer