Form 10QSB
period 1999-02-28
TUFCO INTERNATIONAL INC
filed 1999-05-11
CIK 808714

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                   FORM 10-QSB
                                  ------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended February 28, 1999

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


                        Pioneer Lane, Gentry, AR 72734
                      -------------------------------------
                   (Address of principal executive offices)


       Registrant's telephone no., including area code: (501) 736-2201


                                 No Change
                     -------------------------------------
             Former name, former address, and former fiscal year, if
                           changed since last report.


  Securities registered pursuant to Section 12(b) of the Exchange Act: None

  Securities registered pursuant to Section 12(g) of the Exchange Act: None



Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days.Yes X No.

Common Stock outstanding at April 20, 1999 - 6,965,800 shares of $.001 par value Common Stock.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE


===============================================================================

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                           TUFCO INTERNATIONAL, INC.


                    For the Quarter Ended February 28, 1999



      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                      Page of
                                                                     Form 10-Q

Item 1  Financial Statements:
          Condensed Consolidated Balance Sheet--February 28, 1999.........   3
          Condensed Consolidated Statements of Income for the three months
           and nine months ended February 28, 1999 and 1998...............   5
          Condensed Consolidated  Statements of Cash Flows--for the three
            months and nine months ended February 28, 1999 and 1998.......   6
          Notes to Condensed Consolidated Financial Statements............   7

Item 2Management's Discussion and Analysis of Financial Condition
          and Results of Operations...............................           8



                         PART II - OTHER INFORMATION
                                                                         Page

Item 1.   Legal Proceedings                                               11

Item 2.   Changes in Securities                                           11

Item 3.   Defaults Upon Senior Securities                                 11

Item 4.   Submission of Matters to a Vote of Security Holders             11

Item 5.   Other Information                                               11

Item 6(a).Exhibits                                                        11

Item 6(b).Reports on Form 8-K                                             11

                          TUFCO INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              FEBRUARY 28, 1999
                                  Unaudited



ASSETS
CURRENT  ASSETS:
Cash .........................................................        $   14,226
Accounts and notes receivable, less allowance
  for doubtful accounts of $185,000
      Trade ..................................................         1,002,108
      Affiliates .............................................           471,024
Inventories ..................................................           497,556
Deferred income tax benefits .................................            79,085
Other current assets .........................................            22,451
                                                                      ----------
                                                                       2,086,450
                                                                      ----------

Property and equipment .......................................         1,126,351
Accumulated depreciation .....................................           493,258
                                                                      ----------
                                                                         633,093
                                                                      ----------

Reacquired franchise territory ...............................           356,558
Accumulated amortization .....................................           294,890
                                                                      ----------
                                                                          61,668
                                                                      ----------

Other assets .................................................             3,705
                                                                      ----------
                                                                      $2,784,916
                                                                      ==========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
CURRENT  LIABILITIES:
      Current maturities of long-term debt ....................     $    50,071
      Trade accounts payable ..................................         918,238
      Income taxes payable ....................................         169,849
      Accrued expenses ........................................          33,766
                                                                    -----------
                                                                      1,171,924
                                                                    -----------

LONG-TERM DEBT ................................................         445,571
                                                                    -----------

DEFERRED INCOME TAXES .........................................          31,438
                                                                    -----------

COMMON  STOCKHOLDERS'  EQUITY:
      Common stock,$.001 par value; authorized 50,000,000
         shares; issued and outstanding 6,965,800 shares ......           6,966
      Retained earnings .......................................       1,315,606
      Other common stockholders' equity .......................        (186,589)
                                                                    -----------
                                                                      1,135,983
                                                                    -----------
                                                                    $ 2,784,916
                                                                    ===========

                          TUFCO INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
    For the three months and nine months ended February 28, 1999 and 1998
                                  Unaudited


                                            1999                            1998
                              ------------------------------------------------------------
                                  3 MONTHS       9 MONTHS        3 MONTHS        9 MONTHS
                              ------------------------------------------------------------

NET  SALES:
      Trade                   $  1,223,405    $ 3,929,563      $ 1,355,746     $ 3,835,214
      Affiliates                    88,650        332,136          470,821       1,174,609
                              ------------------------------------------------------------
                                 1,312,055      4,261,699        1,826,567       5,009,823
                              ------------------------------------------------------------


Cost of sales                      885,706      2,873,395        1,282,286       3,510,643
Selling expenses                    70,947        205,046           88,157         305,861
General and administrati           342,377        913,706          352,861         937,952
Bad debts                           37,019         37,019            9,035          17,488
Other income                       (36,463)      (106,024)         (32,555)        (90,911)
                              ------------------------------------------------------------
                                 1,299,586      3,923,142        1,699,784       4,681,033
                              ------------------------------------------------------------
Income before income taxes          12,469        338,557          126,783         328,790
                              ------------------------------------------------------------
Provision (credit) for income taxes
      Current                      (27,447)       110,595           44,228          92,237
      Deferred                        (535)        (2,711)             789          29,148
                              ------------------------------------------------------------
                                   (27,982)       107,884           45,017         121,385
                              ------------------------------------------------------------
Net Income                    $     40,451    $   230,673        $  81,766     $   207,405
                              ============================================================


EARNINGS PER SHARE:

Net income (loss)             $    0.00581    $   0.03312        $ 0.01174     $   0.02977
                              ============================================================
Weighted average number of
  shares outstanding             6,965,800      6,965,800        6,965,800       6,965,800
                              ============================================================


                          TUFCO INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the three months and nine months ended February 28, 1999 and 1998
                                  Unaudited




                                                 1999                    1998
                                        --------------------------------------------------------
                                          3 MONTHS        9 MONTHS       3 MONTHS      9 MONTHS
                                        --------------------------------------------------------

NET  SALES PROVIDED BY (USED IN)
  Operating Activities                  $   93,094       $  252,971     $  89,286     $ 126,832
                                        --------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                                                    (26,768)
  Proceeds from sale of property and
     equipment                                               18,500                      20,500
                                        --------------------------------------------------------

  Net cash provided by (used in)                             18,500                      (6,268)
     investing activities               -------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES

  Principal payments on long-term debt     (12,614)         (37,302)     (12,796)       (34,723)
  Collection of capital contributions
     receivable                              2,000            4,500          500            500
  Net employer advances for purchase        57,393          (86,264)    (101,764)      (101,764)
     of ESOP shares
  Dividends paid                          (139,316)        (139,316)

                                        --------------------------------------------------------

  Net cash used in financing activities    (92,537)        (258,382)    (114,060)      (135,987)
                                        --------------------------------------------------------



INCREASE (DECREASE) IN CASH                    557           13,089      (24,774)       (15,423)

CASH, BEGINNING OF PERIO                    13,669            1,137       30,748         21,397
                                        --------------------------------------------------------
CASH, END OF PERIOD                     $   14,226        $  14,226     $  5,974     $    5,974
                                        ========================================================


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

The financial information has been prepared in accordance with generally accepted accounting principles and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The condensed consolidated results of operations for the three months and nine months ended February 28, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

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

Financial Condition

      Total assets at February 28, 1999 were $2,784,916 compared to $3,040,757 at the year ended May 31, 1998. The Company's cash position remains limited, $14,226 at February 28, 1999 compared to $1,137 at May 31, 1998. During the last several years, the Company's cash position has been limited and its ability to expand its operations in a meaningful way is restricted by its limited cash position.

      Receivables from non-affiliates decreased from $1,269,310 at May 31, 1998 to $1,002,108 at February 28, 1999 a decrease of approximately 21%. This decrease was primarily the result of increased collections and a reduction in sales. Receivables from affiliates were down slightly from $474,720 at May 31, 1998 to $471,024 at February 28, 1999.

      Inventories increased to $497,556 at February 28, 1999 compared to $361,850 at May 31, 1998. The increase was due to shipments of raw materials received for purchase orders placed in February, 1999 for March, 1999.

      The Company does not currently have any lines of credit and has historically borrowed short term funds from its affiliates and from commercial banks for working capital. At February 28, 1999, the Company had total liabilities to banks of $479,210 which $39,045 was classified as current debt. At May 31, 1998, the Company had total liabilities to banks of $506,163 of which $40,092 was classified as current debt. This loan is secured by the Company's real property and is guaranteed by Brent Mills, officer and director of the Company.

      At February 28, 1999, total liabilities were $1,648,933 compared to $1,915,217 at May 31, 1998.

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

      Total net sales for the three month period ended February 28, 1999, were $1,312,055 compared to $1,826,567 for the three month period ended February 28, 1998, a decrease of approximately 28%. Total net sales for the nine month period ended February 28, 1999, were $4,261,699 compared to $5,009,823 for the nine month period ended February 28, 1998, a decrease of approximately 15%. The reduction in sales was primarily attributable to a reduction in installations performed by the Company. The installations are now being performed by a franchisee who has purchased the Pennsylvania franchise. The franchisee is also performing installations in certain areas which are not under a franchise agreement.

      Operating  Expenses.  Cost of sales  during the three month  period  ended
February 28, 1999 was 68% compared to 70% for the three month period ended February 28, 1998. Cost of sales during the nine month period ended February 28, 1999 was 67% of total sales compared to 70% for the nine month period ended February 28, 1998.

      For the three month period ended February 28, 1999, total general and administrative expenses were $342,377 (approximately 26% of total sales) compared to $352,861 (19% of total sales) for the three month period ended February 28, 1998. For the nine month period ended February 28, 1999, total general and administrative expenses were $913,706 (approximately 21% of total sales) compared to $937,952 (19% of total sales) for the nine month period ended February 28, 1998.

      Selling expenses were down for both the three month period and nine month period ended February 28, 1999 from $88,157 and $305,861 respectively for the three months and nine months ended February 28, 1998 to $70,947 and $205,046 for the three months and nine months ended February 28, 1999. The decrease in selling expenses is primarily related to a reduction in sales commissions due to the Pennsylvania franchise being sold.

      Total cost of sales and operating expenses for the three month period ended February 28, 1999 were $1,299,030 (99% of total sales) compared to $1,723,304 (94% of total sales) for the three month period ended February 28, 1998. Total cost of sales and operating expenses for the nine month period ended February 28, 1999 were $3,992,147 (94% of total sales) compared to $4,754,456 (95% of total sales) for the nine month period ended February 28, 1998.

     Net Income. For the three month period ended February 28, 1999, the Company had net income of $40,451 compared to net income of $81,766 for the three month period ended February

28, 1998. For the nine month period ended February 28, 1999, the Company had net income of $230,673 compared to net income of $207,405 for the nine month period ended February 28, 1998.


Inflation

      The Company's business and operations have not been materially affected by inflation during the past year and the current fiscal year.

Year 2000

      The year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1998, the Company developed a three-phase program for Y2K information systems compliance. Phase I is to identify those systems with which the Company has exposure to Y2K issues. Phase II is the development and implementation of action plans to be Y2K compliant in all areas by January 1999. Phase III to be completed by Mid-1999, is the final testing of each major area of exposure to ensure compliance. The Company has identified the major areas determined to be critical for successful Y2K compliance. (1) financial and informational system applications, and (2) third party relationships.

      The Company, in accordance with Phase I of the program conducted an internal review of all systems and contacted all software suppliers to determine major areas of exposure to Y2K issues. In the financial and information system area, a number of applications have been identified as Y2K compliant due to their recent implementation. The Company's core financial and reporting systems are Y2K compliant. In the third-party area, the Company has communicated with the primary vendors and has determined that all are making significant progress toward their Y2K compliance. Effective February 28, 1999, the Company believes it is compliant with Y2K.

Forward-looking Statements

      The foregoing discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements, within the meaning of section 27a of the Securities Act of 1933 and section 21e of the Securities Act, which reflect Management's current views with respect to the future events and financial performance. Such forward looking statements may be deemed to include, among other things, statements relating to anticipated growth, and increased profitability, as well as to statements relating to the Company's strategic plan, including plans to develop and increase factored receivables, loan originations, and to selectively acquire other companies. These forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, future financial performance and future events, competitive pricing for services, costs of obtaining capital as well as national, regional and local economic conditions. Actual results could differ materially from those addressed in the forward looking statement. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only of the date hereof.

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

Dated: May 6, 1999.                       TUFCO INTERNATIONAL, INC.


                                    By   /S/ Brent E. Mills
                                         Brent E. Mills
                                         President
                                         Principal Executive Officer