Form 10KSB
period 1999-05-31
TUFCO INTERNATIONAL INC
filed 1999-11-12
CIK 808714

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended May 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       Commission file number 33-10984-LA


                            TUFCO INTERNATIONAL, INC.
           (Name of Small Business Issuer as specified in its charter)

                   Nevada                                  95-4071623
                ------------                          ---------------------
      (State or other jurisdiction of                   (I.R.S. employer
       incorporation or organization)                  identification No.)
             12575 Pioneer Lane                              72734
             Gentry, Arkansas                              -----------
   (Address of principal executive offices)                 (Zip Code)


           Issuer's telephone number, including area code:  (501) 736-2201


     Securities registered pursuant to Section 12(b) of the Exchange Act:  None

     Securities registered pursuant to Section 12(g) of the Exchange Act:  None


      Indicate by check mark whether the adjustment (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes T No .

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. T

      The Issuer's revenues for the fiscal year ending May 31, 1999 were $6,049,462.

      As of September 7, 1999, 6,965,800 shares of the Issuer's common stock were issued and outstanding 1,154,543 of which were held by non-affiliates. As of September 7, 1999, the aggregate market value of shares held by non-affiliates (based upon an average price) was approximately $363,681.


                     DOCUMENTS INCORPORATED BY REFERENCE:  NONE

===============================================================================

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

      The Company primarily sells its products to its franchisees who in turn install Tufco Floors for the ultimate user. The Company has a limited number of franchisees and therefore, a limited number of direct customers. During the years ending May 31, 1999 and 1998, there were franchisees that accounted for more than 10% of the total sales of the Company. These franchisees were the following:

                                             Year Ended May 31
                                             -----------------

                                    1999        Per     1998        Per
         Franchisee                 Sales       cent    Sales       cent
        ------------------------------------------------------------------

         Arkotex, Inc.            $2,040,000    35%   $1,838,000    28%

         Tufco Flooring, Inc.       $884,000    15%   $  947,000    15%

         TOTAL                    $2,924,000    50%   $2,785,000    43%


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

      For the years ending May 31, 1999 and 1998, the Company purchased 33% and 38%, respectively, of its raw materials from Interplastics Corporation. Management believes that it could purchase equivalent raw materials from other sources at comparable cost, and an interruption in the relationship with such supplier should not have an adverse effect on the continuous flow of the Company's operations.

      The balance of the Company's raw materials are purchased from a number of different suppliers. Management believes that it would be able to find suitable alternative suppliers at comparable costs in the event it were not able to purchase such supplies from its current suppliers.

Franchise Program

      The Company primarily sells its flooring products to various franchisees and licensees located in the United States, Mexico and Canada. There are currently 14 franchise areas in the United States and Canada. The earliest franchise was sold in 1976 and the most recent franchise was sold in 1997. Upon the sale of a franchise territory, a franchisee pays an initial franchise fee and a continuing franchise fee, the amounts of which depend on the franchise area granted. The initial franchise fee is payable in advance and the continuing franchise fee is payable quarterly based upon a percent of the gross revenues (normally 10%) of the franchisee, until paid in full. Initial franchise fee revenue received is deferred until all material services or conditions relating to the franchise agreement have been substantially performed or satisfied by the Company. Upon completion of substantial performance, continuing franchise fees are recognized when received. No initial franchise fee revenue was recognized the two years ended May 31, 1999 and 1998.

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

      There are currently the following operating franchisees:

       Date        Franchise
      Granted      Area(1)

1.     8/01/76     Oklahoma, Texas, Arkansas, Louisiana
2.    11/01/82     N. and S. Dakota, Nebraska, Kansas, Iowa,
                     Missouri, Colorado
3.    11/01/82     Tennessee, North Carolina and South Carolina
4.     8/02/86     Northern California
5.     1/04/88     Washington, Oregon
6.    11/01/88     Florida, Georgia
7.    12/10/88     Minnesota, Michigan, Illinois, Indiana, Wisconsin
8.    10/03/94     Ohio, Kentucky, West Virginia
9.     2/28/87     Ontario, Canada
10.   12/01/89     Quebec, Canada
11.    3/04/86     Maritimes, Canada
12.    11/1/94     Mississippi, Alabama
13.     1/2/95     Delaware, Virginia, Maryland, Pennsylvania.
14.     1/1/97     Nevada, Idaho, Montana, Wyoming, Utah

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

Sales Information

      The Company's products were sold to its franchisees and licensees who utilize the products to install Tufco Floors and Arcoplast ceilings and walls for their customers. For purposes of this section, sales are divided into franchise sales and Company sales (which are revenues primarily generated from the installation of floors). Information about gross sales during the last two years is as follows:

                                       5/31/99         5/31/98
                                   --------------------------------
      Franchise Sales (1)            $5,297,000      $5,386,000
      Royalties (2)                    $265,000      $  283,000
      Franchise Fees (3)                $38,000      $    4,000
      Company Sales (4)                 $56,000      $  406,000
      Foreign Sales (5)                $393,000      $  407,000
                                   --------------------------------
      Total Sales                    $6,049,000      $6,486,000
                                   ================================

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


                                          5/31/99      5/31/98
                                   --------------------------------
            U.S. Sales                  $5,656,000   $6,079,000
            Foreign Sales                 $393,000   $  407,000
                                   --------------------------------

            Total Sales                 $6,049,000   $6,486,000
                                   ================================

      For the fiscal years ended May 31, 1999 and 1998, approximately 100% of the Company's sales were for Tufco Floors.

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

Employees

      The Company employs 7 full-time personnel, 2 of whom are executives, and 2 of whom are clerical. The Company also employs 3 warehouse personnel. The Company hires part-time employees on an as-needed basis.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to the Company's shareholders for voting during the fourth quarter of the fiscal year ending May 31, 1999.


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

      B. Holders of Common Stock. The approximate number of holders of record of the Company's common stock was 38 as of September 7, 1999. Management believes the actual number of beneficial holders of its Common Stock is greater than the number of shareholders of record.

     C. Dividends. During the last fiscal year, the Company paid dividends totalling $.02 per share.

Outstanding Warrants

      Each Unit offered and sold in the Company's initial public offering consisted of ten (10) shares of common stock, one hundred (100) Class "A" Common Stock Purchase Warrants, one hundred (100) Class "B" Common Stock Purchase Warrants and one hundred (100) Class "C" Common Stock Purchase Warrants. Each Class "A" Warrant entitles the holder to purchase one share of the Company's common stock at $.75 per share, each Class "B" Warrant entitled the holder to purchase one share of the Company's common stock at $.95 per share and each Class "C" Warrant entitles the holder to purchase one share of common stock at $1.15 per share.

      The Class "B" and Class "C" Warrants have expired. The exercise period of the Class "A" Warrants have been extended several times and are currently as follows:

             1.    Class "A" Warrants.  Expiration on June 30, 2000.

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

Results of Operations

      The Company's revenues are primarily attributed to the sale of flooring components to its franchisees and licensees and the sale and installation of complete flooring jobs by the Company.

      The   following   table  sets  forth  certain  items  from  the  Company's
consolidated statements of operations as a percentage of net sales for the period indicated:

                                        Years Ended
                                          May 31st

                                    1999         1998
                                   -------------------

      Net Sales                     100%         100%
      Cost of Sales                  66%          69%
      Gross Profit                   34%          31%
      Operating Expenses             26%          26%
      Operating Income                8%           5%
      Other Income                   10%           2%
      Income Taxes                    2%           3%
      Net Income                      6%           4%


Year Ended May 31, 1999 Compared to Year Ended May 31, 1998

      Total net sales for the year ended May 31, 1999, were $6,049,462 compared with $6,486,037 for the year ended May 31, 1998, a decrease of approximately 6.73%. The decrease was attributed a reduction in company installations due to the sale of the Pennsylvania territory to an existing franchise who preformed the installations in 1998. Sales to U.S. customers for the year ended May 31, 1999 and 1998 amounted to 94% of total sales. The Company has not identified any trend in sales and cannot predict whether installation orders will continue to increase in the immediate future.

      Gross profit as a percentage of sales increased to 34% for the year ended May 31, 1999, from 31% for the year ended May 31, 1998. Gross profit as a percentage of sales in fiscal 1997 was 27%. The increase in percentage of gross profit was the result of the elimination of gross profit on floor installations performed by the Company and lower gross profit on sales of Arcoplast wall and ceiling panels.

      Operating Expenses. Operating expenses decreased in absolute dollar amount from $1,653,552 for the year ended May 31, 1998, to $1,579,086 for the year ended May 31, 1999. Operating expenses as a percentage of net sales remained the same as 1998. Total selling expenses were $351,126 (5% of sales) for the year ended May 31, 1998, to $272,915 (5% of sales) for the year ended May 31, 1999. General and administrative costs decreased from $1,279,938 (20% of total sales) for the year ended May 31, 1998 to $1,211,506 (20% of total sales) for the year ended May 31, 1999. The decrease in selling expenses and general and administrative expenses was due largely impart to the elimination of the Arcoplast division.

      Total cost of sales and operating expenses were $5,579,232 for the year ended May 31, 1999, as compared to $6,134,600 for the year ended May 31, 1998.

      Interest Expense. Net interest expense was $78,241 during the year ended May 31, 1998, as compared to $59,047 for the year ended May 31, 1999.

      Other Income. Other income was $65,064 during the year ended May 31, 1999, as compared to $176,932 for the year ended May 31, 1998. Other income is primarily attributed to finance and freight charges on franchisees open accounts.

      Net Income. For the year ended May 31, 1999, the Company incurred net income of $352,337 as compared to net income of $252,460 from the year ended May 31, 1998.


Liquidity and Financial Resources

For the Years Ended May 31, 1999 and 1997

      Net cash provided by all activities in fiscal year 1999 was $8,511 compared to ($20,260) in fiscal year 1998.

      Total assets as of May 31, 1999, were $2,851,885 as compared to $3,040,757 as of May 31, 1998.

      Accounts and notes receivable decreased to $1,500,039 at May 31, 1999 compared to $1,776,007 at May 31, 1998.

      The Company continues to have limited cash assets. At May 31, 1999, the Company had cash of $9,648 compared to cash of $1,137 at May 31, 1998.

       At May 31, 1999, current maturities on long-term debt was $60,613. Accounts payable at May 31, 1999 were $955,559 compared to $1,088,159 at May 31, 1998.

      At May 31, 1999, shareholders equity was $1,171,037 which was a increase of $45,397 over shareholders equity at May 31, 1998.

      During the year ended May 31, 1999, the Company had capital expenditures of approximately $40,000 for property and equipment. At the beginning of the fiscal year, the Company had anticipated that such expenditures would be approximately $25,000. For the current year, management anticipates it will spend approximately $50,000 to purchase capital equipment to be used primarily in ongoing research and development, new product development and marketing efforts.

      Short-term cash flow needs are generally met by current revenues. Management believes that its presently anticipated short-term and long-term needs for operating capital and debt repayments will be satisfied by funds currently available.

Forward Looking Statement

      The foregoing discussion in "Management's Discussion and Analysis" contains forward- looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act, which reflect Management's current views with respect to future events and financial performance. Such forward looking statements may be deemed to include, among other things, statements relating to anticipated growth, and increased profitability, as well as to statements relating to the Company's strategic plan, including plans to develop and increase loan originations and to selectively acquire other companies. These forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, future financial performance and future events, competitive pricing for services, costs of obtaining capital as well as national, regional and local economic conditions. Actual results could differ materially from those addressed in the forward looking statements. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statement, which speak only as of the date whereof.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Index to Financial Statements

Financial Statements

      Independent Accountants' Report

        Years ended May 31, 1999 and 1998

      Consolidated Balance Sheet
        May 31, 1999

      Consolidated Statements of Operations
        Years ended May 31, 1999 and 1998

      Consolidated Statements of Stockholders' Equity
        Years ended May 31, 1999 and 1998

      Consolidated Statements of Cash Flows
        Years ended May 31, 1999 and 1998

      Notes to Consolidated Financial Statements

                          Independent Auditor's Report



Board of Directors and Stockholders
Tufco International, Inc.
Gentry, Arkansas


      We have audited the accompanying consolidated balance sheet of Tufco International, Inc. as of May 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tufco International, Inc. as of May 31, 1999, and the results of its operations and its cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.





                                          Certified Public Accountants

Little Rock, Arkansas
July 23, 1999

                            TUFCO INTERNATIONAL, INC.

                           Consolidated Balance Sheets

                                   May 31, 1999


                            Assets                                  1999

Current assets
Cash                                                           $     9,648
Accounts receivable, less allowance for doubtful accounts of $235,000

Trade                                                            1,176,403
Affiliates                                                         313,636
Notes receivable - current                                          10,000
Inventories                                                        509,473
Prepaid expenses and other                                          40,038
Current deferred income tax benefit                                 98,230
                                                               ---------------
Total current assets                                             2,157,428
                                                               ---------------

Property and equipment
Land                                                                83,500
Buildings                                                          455,896
Machinery and equipment                                            402,808
Furniture and fixtures                                             125,606
Vehicles                                                            61,668
                                                               ---------------
                                                                 1,129,478
Accumulated depreciation                                          (493,898)
                                                               ---------------
Net property and equipment                                         635,580
                                                               ---------------

Other assets
Notes receivable - long-term                                          -
Reaquired franchise territory, net of
accumulated amortization of $301,711                                54,848
Other                                                                4,029
                                                               ---------------
Total other assets                                                  58,877
                                                               ---------------

Total assets                                                    $2,851,885
                                                               ===============




The accompanying notes are an integral part of these financial statements.

                            TUFCO INTERNATIONAL, INC.

                           Consolidated Balance Sheets

                                   May 31, 1999


             Liabilities and Stockholders' Equity                   1999

Current liabilities
Accounts payable                                               $   955,559
Accrued expenses                                                    90,842
Income taxes payable                                               113,061
Current maturities of long-term debt                                60,613
                                                               --------------
Total current liabilties                                         1,220,075
                                                               --------------



Long-term debt, less current maturities                            432,376



Deferred income taxes                                               28,397



Stockholders' equity
Common stock, $.001 par value; authorized
      50,000,000 shares; issued and outstanding
      6,965,800 shares                                               6,966
Additional paid-in capital                                         261,964
Retained earnings                                                1,300,015
Accumulated comprehensive income                                    (2,077)
                                                               -------------
                                                                 1,566,868
Capital contributions receivable                                   (86,116)
Unamortized employee stock ownership expense                      (309,715)
                                                               -------------
Total stockholders' equity                                       1,171,037
                                                               -------------

Total liabilities and stockholders' equity                     $ 2,851,885
                                                               =============





The accompanying notes are an integral part of these financial statements.

                            TUFCO INTERNATIONAL, INC.

                      Consolidated Statements of Operations

                    For the Years Ended May 31, 1999 and 1998

                                                       1999           1998
                                                       ----
Net sales
Trade customers                                  $    5,470,013    $ 5,011,114
Affiliates                                              579,449      1,474,923
                                                  -----------------------------
Total net sales                                       6,049,462      6,486,037

Cost of sales                                         4,000,146      4,481,048
                                                  -----------------------------

Gross profit                                          2,049,316      2,004,989
                                                  -----------------------------

Operating expenses
Selling                                                 272,915        351,126
General and administrative                            1,211,506      1,279,938
Bad debts                                                94,665         22,488
                                                  -----------------------------
Total operating expenses                              1,579,086      1,653,552
                                                  -----------------------------

Income from operations                                  470,230        351,437
                                                  -----------------------------

Other income (expense)
Interest expense                                                       (78,241)
                                                        (59,047)
Other income                                             65,064        176,932
                                                  -----------------------------
Total other income (expense)                              6,017         98,691
                                                  -----------------------------

Income before income tax expense                        476,247        450,128

Income tax expense                                      123,910        197,668
                                                  -----------------------------

Net income                                         $    352,337      $ 252,460
                                                  =============================

Numerator - net income                             $    352,337      $ 252,460

Denominator - weighted average number of shares       6,965,800      6,965,800
                                                  -----------------------------
outstanding

Basic earnings per share                           $      0.051          0.036
                                                  =============================




The accompanying notes are an integral part of these financial statements.

                            TUFCO INTERNATIONAL, INC.

                 Consolidated Statements of Stockholders' Equity

                    For the Years Ended May 31, 1999 and 1998



                                                                                                  Unearned
                                                                                                  Employee
                                               Additional             Cumulative      Capital       Stock
                                      Common    Paid-In    Retained   Translation  Contributions  Ownership
                                       Stock    Capital    Earnings    Adjustment    Receivable     Shares     Total

                                     --------- ---------  ----------  -----------    ----------   ---------- ----------

Balance - May 31, 1997                $6,966   $261,964    $973,850     $(2,892)      $(92,116)     $  -    $1,147,772
Comprehensive income
      Net income                         -         -        252,460         -             -            -       252,460
      Other comprehensive income
      Foreign currency
      translation adjustment             -         -          -             (18)          -            -           (18)
                                     --------- ---------  ----------  -----------    ----------   ---------- ----------
Total comprehensive income               -         -        252,460         (18)          -            -       252,442
                                     --------- ---------  ----------  -----------    ----------   ---------- ----------
Recognition of payments on capital
      contributions receivable           -         -          -             -            1,500         -         1,500
Option payments advanced on
       behalf of ESOP                    -         -          -             -             -       (282,494)   (282,494)
Unamortized employee stock
      ownership expense                  -         -          -             -             -          6,320       6,320
      released
                                     --------- ---------  ----------  -----------    ----------   ---------- ----------
Balances - May 31, 1998                6,966    261,964    1,226,310     (2,910)       (90,616)    (276,174)  1,125,540
Comprehensive income
        Net income                       -         -         352,337        -             -            -        352,337
        Other comprehensive Income
        Foreign currency                 -         -          -             833           -            -            833
        translation adjustment
                                     --------- ---------  ----------  -----------      ----------  ----------- ----------
Total comprehensive income               -         -         352,337        833           -            -        353,170
                                     --------- ---------  ----------  -----------      ----------  ----------- ----------
Recognition of payments on capital
 contributions receivable                -         -          -             -            4,500         -          4,500
Option payments advanced on
   behalf of ESOP                        -         -          -             -             -         (283,919)  (283,919)
Unamortized employee stock
   ownership expense released            -         -          -             -             -          250,378    250,378
Dividends paid                           -         -        (278,632)       -             -            -       (278,632)
                                     --------- ---------  ----------  ------------     ----------- ----------- ----------
Balances - May 31, 1999               $6,966    $261,964  $1,300,015    $(2,077)       $(86,116)    $(309,715) $1,171,037
                                     ========= =========  ==========  ============     =========== =========== ==========










The accompanying notes are an integral part of these consolidated financial statements.

                            TUFCO INTERNATIONAL, INC.
                      Consolidated Statements of Cash Flows
                    For the Years Ended May 31, 1999 and 1998

                                                                      1999           1998
                                                                      ----           ----
Cash flows from operating activities
      Net income                                                    $352,337       $252,460
      Adjustments to reconcile net income to
        net cash provided by (used in) operating activities:
          Depreciation                                                70,177         83,351
          Amortization                                                27,282         27,282
         Gain on sale of property and equipment                       (3,590)        (5,234)
          Change in deferred income taxes                            (24,897)        28,326
          Changes in assets and liabilities:
            Accounts and notes receivable                            275,968       (112,260)
            Inventories                                             (147,623)       173,305
            Refundable Income Taxes                                     -            15,752
            Prepaid expenses and other                                (7,384)        37,016
                Other assets                                            (324)         1,285
                Accounts payable                                    (132,600)      (361,036)
                Accrued expenses                                      10,260       (105,784)
                Income taxes payable                                 (66,322)       179,383
                                                                   -----------     ---------
Net cash provided by (used in) operating activities                  353,284        213,846
                                                                   -----------     ---------

Cash flows from investing activities
      Purchase of property and equipment                             (32,127)       (38,995)
      Proceeds from sale of property and equipment                    34,149         30,500
                                                                   -----------     ---------
Net cash provided (used in) investing activities                      (2,022)        (8,495)
                                                                  ------------     ---------

Cash flows from financing activities
      Net change in notes payable                                       -          (444,323)
      Proceeds from long-term debt                                    10,968        513,500
      Principal payments on long-term debt                           (50,923)       (20,096)
      Payments on capital contributions receivable                     4,500          1,500
      Option payments advanced on behalf of ESOP                    (283,919)      (282,494)
      Unamortized employee stock ownership expense released          250,378          6,320
      Dividends paid                                                (278,632)            _
                                                                  ------------     ---------
Net cash provided by (used in) financing activities                 (347,628)      (225,593)
                                                                  ------------     ---------

Effect of exchange rate changes on cash                                  833            (18)
                                                                  ------------     ---------

Increase (decrease) in cash                                            8,511        (20,260)

Cash - beginning of year                                               1,137         21,397
                                                                  ------------     ----------


Cash - end of year                                                $    9,648      $   1,137
                                                                  ============    ===========


The accompanying notes are an integral part of these consolidated financial statements.

   1.    Organization and Summary of Significant Accounting Policies

   a. Nature of business - Tufco International, Inc. (the "Company") and its subsidiaries sell and install flooring materials through independent franchises to industrial, meat processing, food service and retailing customers throughout the continental United States, Canada and Mexico. Certain of these independent franchises are owned by relatives of the primary stockholders. All transactions with these franchises are engaged in for a profit. The Company extends unsecured credit to these independent franchises.

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

   d. Cash equivalents - The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

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

            Initial franchise fee revenue received is deferred until all material services or conditions relating to the franchise agreement have been substantially performed or satisfied by the Company. Upon completion of substantial performance, continuing franchise fees are recognized when received. There was no initial franchise fee revenue recognized during the years ended May 31, 1999 and 1998.

   i. Income taxes - The Company utilizes the asset and liability method of accounting for deferred income taxes. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities.

   j. Capital contributions receivable - Capital contributions receivable consist primarily of rights to receive future payments from independent franchisees exchanged by a major shareholder for common stock. Payments received will be applied against capital contributions receivable. Any future payments in excess of these receivables will be recognized as income in the year received. The rights to receive future payments consist of an agreement with an independent franchisee which provides for payments based on a percentage of sales of the franchisee. During the years ended May 31, 1999 and 1998, payments from independent franchises totaled $4,500 and $1,500, respectively.

   k. Comprehensive Income - In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130 - "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components in financial statements. The provisions of this statement are effective for fiscal years beginning after December 15, 1997 with restatement of comparative prior period financial statements required. The Company's financial statement for the year ended May 31, 1998 has been restated to reflect the adoption of this standard. For the years ended May 31, 1999 and 1998, the Company's foreign currency translation adjustment which is discussed in note 9 represented the only item of other comprehensive income.

   l. Earnings per share - Earnings per share have been calculated using the weighted average number of shares outstanding for each year. Options to purchase 2,480,440 shares of common stock at $0.75 per share were outstanding during the year ended May 31, 1999 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. Employee stock ownership plan shares are considered outstanding and are considered in the weighted average number of shares outstanding.

   m. Advertising - The Company expenses the production costs of advertising when such costs are incurred. Total advertising expenses were approximately $146,000 and $83,000 for the years ended May 31, 1999 and 1998, respectively.

   n. Reclassifications - Certain reclassifications have been made to the 1998 balances in order to conform to the 1999 presentation.

   2.    Long-Term Debt

         Long-term debt consists of:


                                                                      1999
                                                                 --------------
Note  payable  to bank;  payable in monthly  installments
of $7,100, including interest at 10%, with remaining balance due June 2007;  secured by buildings and land; guaranteed by
a prior officer and director of the Company.                     $    468,840

Note payable to individual; payable $1,000 monthly,
including interest at 8.5%; due June 2001; unsecured.                  13,763

Note payable to a financing company; payable in monthly
installments of $278, including interest at 10%; due
March 2003; secured by certain equipment.                              10,386

Note payable to a financing  company;  payable in monthly
installments of $311, including interest at 10.5%; due
March 1999; secured by certain equipment.                                -
                                                                ---------------
                                                                      492,989
Less current maturities                                                60,613

Long-term debt, less current maturities                          $    432,376
                                                                ===============


Aggregate maturities of long-term debt are as follows:

                       Year Ended                          Amount

                          2000                           $   60,613
                          2001                               56,459
                          2002                               58,770
                          2003                               63,454
                          2004                               61,376
                       Thereafter                           192,317
                                                         -----------
                                                         $  492,989
                                                         ===========


      The  Company   made   interest   payments  on  long-term   debt   totaling
approximately $49,500 and $42,700 during the years ended May 31, 1999 and 1998, respectively.

   3.    Income Taxes

         The provision for income taxes consists of:


                                                   1999             1998
                                                   ----             ----

Current tax expense                           $    148,807    $    169,342
Deferred income tax expense (benefit)              (24,897)         28,326
                                              --------------- ---------------

                                              $    123,910    $    197,668
                                              =============== ===============


      Reconciliation of the differences between income taxes computed at the Federal statutory tax rates and the consolidated provision for income taxes is as follows:



                                                        1999          1998
                                                        ----          ----

Income taxes computed at Federal statutory tax rate   $ 161,924    $ 153,044
State tax provision, net of Federal benefits             20,430       19,310
Dividends paid on ESOP shares                           (76,199)         -
Other                                                    17,755       25,314
                                                      -----------------------

Provision for income taxes                            $ 123,910    $ 197,668
                                                      =======================


         The Company has available at May 31, 1999, an unused operating loss carryforward of approximately $31,000 for Federal income tax purposes which expires in the year 2008. This Federal income tax loss carryforward was acquired in a prior year merger and is limited as to the amounts which can be recognized annually.

         Temporary differences which give rise to significant deferred tax assets (liabilities) are as follows:


                                                   1999           1998
                                                   ----           ----

Net operating loss carryforward                 $  11,050      $  13,032
Bad debts                                          89,981         70,837
Vacation accrued                                    6,266          6,266
                                                -------------------------
Total deferred income tax assets                  107,297         90,135
                                                -------------------------

Tax depreciation in excess of book depreciation   (37,464)       (45,199)
                                                -------------------------
Total deferred tax liabilities                    (37,464)       (45,199)
                                                -------------------------
Net deferred tax assets                        $   69,833      $  44,936
                                                =========================


         The Company made tax payments totaling approximately $215,100 during the year ended May 31, 1999. There were no tax payments in fiscal 1998.

   4.    Employee Stock Ownership Plan

         The Company maintains an Employee Stock Ownership Plan (the "ESOP") for the purpose of providing retirement benefits for eligible employees. To be eligible to participate in the plan, employees must have completed one year of service and be at least 21 years of age. The Company's contribution to the ESOP is discretionary and will be determined by this Board of Directors. Participants in the ESOP generally vest after six years. The Company has given participants holding ESOP shares certain put rights which require the Company to repurchase any shares held for the fair value at the time the put option is exercised.

         On January 14, 1998, the trustees of the ESOP signed an option agreement whereby the two majority stockholders of the Company granted the ESOP options to purchase 4,975,110 shares of the Company's common stock over a fifteen-year period ending January 14, 2013. The total purchase price for these options was $1,169,648 with interest on the unexercised options at an annual rate of 10%. Multiple options could be exercised in any of the fifteen years.

         During the year ended May 31, 1998, the ESOP exercised options covering 1,196,827 shares of stock. During the period from June 1, 1998 through January 31, 1999, additional options covering 578,475 shares were exercised. Effective January 31, 1999, the ESOP exercised the remaining outstanding options covering 3,199,808 shares of stock by issuing a note payable to the stockholders of $692,827. This note bears interest at 10% and matures in October, 2002. The ESOP shares are maintained in a suspense account until released and allocated to participants accounts. The release of shares from the suspense account is determined by multiplying the number of shares in the suspense account by the ratio of debt service payments (principal plus interest) made by the ESOP during the year to the sum of the debt service payments made by the ESOP in the current year plus the debt service payments to be made by the ESOP in future years. Released shares are allocated to participants' accounts in accordance with the terms of the plan agreement.

         The ESOP is accounted for under the shares allocated method pursuant to the American Institute of Certified Public Accountant's Statement of Position 93-6 (SOP 93-6), Employers' Accounting for Employee Stock Ownership Plans. All ESOP shares are considered outstanding for earnings per common share purposes.

         Unamortized employee stock ownership expense is recorded by the Company based on cash contributed or committed to be contributed by the Company to the ESOP during the year. Unamortized ESOP expense is reduced as the Company recognizes contribution expense. Dividend payments made by the Company to the ESOP are reported as reductions of retained earnings and unamortized ESOP expense.
   The Company's contributions to the ESOP were as follows:

                                                  1999             1998
                                                  ----             ----

            Contribution Expense              $  56,981      $    37,327
            Dividends                           199,000      $       -
                                             -------------  --------------

            Total contributions               $ 255,981      $    37,327
                                             -------------  --------------


   5.    Related Party Transactions

         During the years ended May 31, 1999 and 1998, the Company paid consulting fees to an officer and director of approximately $147,200 and $129,600, respectively.

         Certain company officers and directors have personally guaranteed an unsecured trade account payable with a major supplier (note 8) up to a maximum of $500,000.
   At May 31, 1999 this trade payable approximated $504,000.

         Certain company officers and directors have personally guaranteed certain secured and unsecured notes payable to a bank in the aggregate amount of $468,840 at May 31, 1999.


   6.    Stock Warrants

         During the year ended May 31, 1996, pursuant to the Company's stock warrant plan, 7,500,000 shares of common stock were reserved for issuance upon exercise of warrants granted to certain shareholders as well as other brokers and individuals. At May 31, 1999, the Company had warrants outstanding with exercise prices as follows:

      Warrants                      Exercise    Expiration
      Outstanding       Class       Price       Date
     -------------------------------------------------------------------
      2,480,440         A           $0.75       Later of June 30, 2000

The stock warrants may be exercised only if a current registration statement is in effect. Management is presently unable to estimate when a registration statement may be filed.


   7.    Commitments

         There are no significant minimum rental commitments under operating leases that have initial or remaining noncancellable lease terms in excess of one year at May 31, 1999. Total rent expense included in the statement of operations for the years ended May 31, 1999 and 1998 was approximately $7,400 and $32,400, respectively.

         The Company has entered into employment agreements with the two majority stockholders for a period of six years with monthly salaries of $10,000 and $5,000, respectively, as a result of the option agreement discussed in note 4.

   8.    Major Customers and Suppliers

         The Company has a limited number of franchisee customers. During the years ended May 31, 1999 and 1998, there were two franchisees who, individually, provided in excess of 10% of total sales. The aggregate sales to these franchisees were 50% in 1999 and 44% in 1998 of the total sales. Sales to related parties approximated 10% and 23% of total sales in 1999 and 1998, respectively.

         During the year ended May 31, 1999, the Company purchased 33%, 23%, and 10%, respectively of its materials from three separate vendors. During the year ended May 31, 1998 the Company purchased 38% and 16%, respectively, from two separate vendors. Management believes these materials could be purchased from other sources at comparable cost and any interruption of the Company's relationship with these vendors should not have an adverse effect on the continuous flow of operations.


   9.    Foreign Currency Translation

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

         Translation adjustments are primarily attributable to receivables, inventories and plant and equipment. Such adjustments are not reported as part of operating results since realization is remote unless the international business is sold or liquidated.


     10.  Concentration of Credit Risk

         Financial instruments which potentially subject the Company to concentrations of credit risk consists primarily of trade accounts receivable with a variety of customers. The Company generally does not require collateral from its customers. Such credit risk is considered by management to be limited due to the Company's customer base and its customer's financial resources.

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

                                        PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

      A.     Identification of Directors and Executive Officers

     The current directors and executive officers of the Company who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:



              Name                 Age             Position
          --------------------------------------------------------------
            Brent E. Mills         37              Chairman of the Board/Chief
                                                   Executive Officer/Chief
                                                   Financial/Officer/
                                                   President/Director/
                                                    Treasurer

            Russell D. Cox         42              Executive Vice
                                                   President/Director


            M. Jean Martindale     58              Secretary/Director

            Leslie P. Lagoni       75              Director


      Background information concerning the Company's officers and directors is as follows:

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

     M. Jean Martindale. Ms. Martindale has been, and is, currently the office manager for the Company. Her responsibilities include assisting franchises/and licensees in all areas of marketing and maintaining all the information necessary to operate the office management of their franchise area.

     Leslie P. Lagoni. Mr. Lagoni has been an independent corporate consultant in marketing, shareholder relations and financial relations for the past 15 years. From 1985 to 1987 he was President and Director of Upland Capital Associates, Inc., the past Chairman of Parker Medical Ventures, Inc., and is past President, Treasurer and Director of Pinnacle Associates, Inc., blind- pool organizations. Since May 1985 he has been a Director of Traditional Industries, Inc. Mr. Lagoni is a director of Sports Time, Inc. and an officer and director of Terry Home Design, Inc. Mr. Lagoni was a founder and promoter of Coastech, Inc. He has been a director of the Company since 1986.

             B.  Significant Employees.  None.

             C.  Familial Relationships.  None.

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

      The following table sets forth the aggregate compensation paid by the Company for services rendered during the last three years to the Company's Chief Executive Officer and to the Company's most highly compensated executive officers other than the CEO, whose annual salary and bonus exceeded $100,000:

                            SUMMARY COMPENSATION TABLE

                                                              Long Term Compensation
                        Annual Compensation                   Awards         Payouts
--------------------------------------------------------------------------------------------------
                                                                                         >C>
(a)             (b)   (c)        (d)       (e)           (f)         (g)        (h)      (i)
                                           Other                                         All
Name and                                   Annual        Restrict    Option/    LTIP     Other
Principal               ($)       ($)      Compen-         Stock     SAR's      Payouts  Compensa-
Position        Year  Salary     Bonus     sation($)     Awards($)    (#)       ($)      tion ($)
---------------------------------------------------------------------------------------------------
Donald L. Cox   1999  $ 60,000   $ -0-     $141,871(1)   $-0-        -0-        $-0-     $-0-
President, CEO  1998  $ 81,000   $ -0-     $125,237(1)   $-0-        -0-        $-0-     $-0-
Chairman        1997  $ 23,403   $ -0-     $175,700(1)   $-0-        -0-        $-0-     $-0-

Russell D. Cox  1999  $120,000   $75,000   $-0-          $-0-        -0-        $-0-     $-0-
Executive Vice- 1998  $ 93,333   $75,000   $-0-          $-0-        -0-        $-0-     $-0-
President

Brent E. Mills  1999  $ 90,000   $ -0-     $-0-          $-0-        -0-        $-0-     $-0-
President/CEO/
CFO/Treasurer


             (1) This compensation was attributed to consulting fees paid to Mr. Cox by the Company.


      No options, stock appreciation rights or long-term incentive plan awards were issued or granted to the Company's executive officers during the fiscal year ended May 31, 1999. As of May 31, 1999, the end of the Company's last fiscal year, the Company's management owned no options or stock appreciation rights. Accordingly, no tables relating to such items have been included in this
Item 10.


Compensation of Directors

      The Company's non-employee director is not compensated for attending Board of Directors meetings.

ESOP

      In 1998, the Company adopted an Employee Stock Ownership Plan ("ESOP"). The ESOP has purchased 4,975,110 shares of the Company's Common Stock from persons who were formerly the majority shareholders of the Company. Note 4 to financial statements attached hereto provides additional information about the ESOP.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      A. & B. Security Ownership of Management and Certain Beneficial Owners.

      The following table sets forth information regarding shares of the Company's common stock owned beneficially as of May 31, 1999, by (i) each director of the Company, (ii) all officers and directors as a group, and (iii) each person known by the Company to beneficially own 5% or more of the outstanding shares of the Company's common stock:

             Name                           Amount
             and Address                    and Nature
             of Beneficial                  of Beneficial         Percent
             Owner                          Ownership             of Class (1)
            -------------------------------------------------------------------

            Tufco International, Inc.       4,975,110             71.42%
            Employee Stock Ownership
            Plan & Trust

            Leslie P. Lagoni(1)(2)            425,000              6.10%
            21345 Las Pilas Rd.
            Woodland Hills, CA  91364


            Brent Mills(1)(3)                 375,000              5.38%
            Pioneer Lane
            Gentry, AR 72734


            Richard Graves                    400,000              5.74%
            106 Ruth Lane
            Rogers, AR 72756

            All Officers and Directors      6,191,677             88.89%
               as a Group (5 persons)

            Total Shares Issued
              and Outstanding               6,965,800            100.00%

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Repurchase of Stock. During the year ended May 31, 1998, the Company purchased and retired a total of 937,000 shares of the Company's stock which was previously held by Ghislain Beauregard and Thomas Jakubik. These individuals were formerly officers and directors of the Company. Consideration given in connection with these acquisitions consisted of the following:

      Distribution of certain  inventory items                   $140,759
      Distribution of certain fixed  assets                        66,103
      Relief of outstanding amounts owed by the individuals        24,111
      Relief of deferred compensation liability owed to the
         individuals                                              (22,500)
                                                                ____________
                                                                 $208,473
                                                                ============

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

     Affiliated Franchisees. One franchise is affiliated with the officers and directors of the Company. Tufco Flooring Systems of Florida, Inc. is owned by Gilbert Bachellor, the uncle of Russell D. Cox.

      Guarantee. Donald L. Cox and Lucille M. Cox have personally guaranteed an unsecured trade accounts payable with Interplastics Corporation, a supplier of the Company's raw materials up to a maximum of $500,000. As of May 31, 1999 and May 31, 1998, the outstanding payable to such creditor was approximately $433,000 and $522,000, respectively. Brent E. Mills guaranteed a bank loan of $467,000 to the Company which is secured by the Company's real property.

      Receivables from Affiliates. As of May 31, 1999 and 1998, the Company had receivables of $275,000 and $188,000, respectively, from the following affiliated franchisee: Tufco Flooring Systems of Florida, Inc., which is owned by relatives of Russell D. Cox. These receivables arose in connection with the purchase and sale of the Company's products in the normal course of business.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

          A.    No Exhibits are filed with this Report.

   B B. No Form 8-K's were filed during the last quarter of the fiscal year ended May 31, 1999.

                                  SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TUFCO INTERNATIONAL, INC.



Date: November 9, 1999           By /s/ Brent Mills
                                    -------------------------------------------
                                     Principal Financial Officer
                                     Principal Executive and Financial Officer


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                   Capacity                Date


/s/ Brent E. Mills         Chairman/President/      November 9, 1999
Brent E. Mills             CEO/Director/CFO


/s/ M. Jean Martindale     Secretary/ Director      November 9, 1999
M. Jean Martindale


/s/ Russell D. Cox         Executive Vice President November 9, 1999
Russell D. Cox             Director


/s/ Leslie P. Lagoni       Director                 November 9, 1999
Leslie P. Lagoni