Form 10QSB
period 1999-08-31
TUFCO INTERNATIONAL INC
filed 1999-12-03
CIK 808714

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                   FORM 10-QSB
                                  ------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended August 31, 1999

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


       Registrant's telephone no., including area code: (501) 736-2201
     --------------------------------------------------------------------


                                  No Change
                              -----------------
             Former name, former address, and former fiscal year, if
                           changed since last report.


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

Common Stock outstanding at November 9, 1999 - 6,965,800 shares of $.001 par value Common Stock.


                  DOCUMENTS INCORPORATED BY REFERENCE: NONE


===============================================================================

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                           TUFCO INTERNATIONAL, INC.


                     For the Quarter Ended August 31, 1999



      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                      Page of
                                                                     Form 10-Q

Item 1Financial Statements:
          Condensed Consolidated Balance Sheet--August 31, 1999...        3
          Condensed Consolidated Statements of Income for the three
           months ended August 31, 1999 and 1998..................        5
          Condensed Consolidated Statements of Cash Flows--for the
            three months ended August 31, 1999 and 1998...........        6
          Notes to Condensed Consolidated Financial Statements....        7

Item 2Management's Discussion and Analysis of Financial Condition
          and Results of Operations...............................        8



                         PART II - OTHER INFORMATION
                                                                         Page

Item 1.   Legal Proceedings                                               11

Item 2.   Changes in Securities                                           11

Item 3.   Defaults Upon Senior Securities                                 11

Item 4.   Submission of Matters to a Vote of Security Holders             11

Item 5.   Other Information                                               11

Item 6(a).Exhibits                                                        11

Item 6(b).Reports on Form 8-K                                             11

                          TUFCO INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                               AUGUST 31, 1999
                                  Unaudited



ASSETS
CURRENT  ASSETS:
      Cash                                            $       16,111
      Accounts and notes receivable, less allowance
        for doubtful accounts of $235,000
            Trade                                          1,062,684
            Affiliates                                       548,464
      Inventories                                            470,674
      Deferred income tax benefits                            98,230
      Other current assets                                    38,766
                                                      ------------------
                                                           2,234,929
                                                      ------------------

      Property and equipment                               1,152,572
      Accumulated depreciation                               508,579
                                                      ------------------
                                                             643,993
                                                      ------------------

      Reacquired franchise territory                         356,558
      Accumulated amortization                               308,531
                                                      ------------------
                                                              48,027
                                                      ------------------

      Other assets                                             3,705
                                                      ------------------
                                                      $    2,930,654
                                                      ==================

                    LIABILITIES  AND  STOCKHOLDERS'  EQUITY

CURRENT  LIABILITIES:
      Current maturities of long-term debt               $       61,417
      Trade accounts payable                                    924,707
      Income taxes payable                                      210,405
      Accrued expenses                                           30,009
                                                         ------------------
                                                              1,226,538
                                                         ------------------

LONG-TERM DEBT                                                  419,663
                                                         ------------------

DEFERRED INCOME TAXES                                            27,998
                                                         ------------------

COMMON  STOCKHOLDERS'  EQUITY:
      Common stock,$.001 par value; authorized 50,000,000
         shares; issued and outstanding 6,965,800 shar           6,966
      Retained earnings                                      1,439,904
      Other common stockholders' equity                       (190,415)
                                                         ------------------
                                                             1,256,455
                                                         ------------------
                                                          $  2,930,654
                                                         ==================

                          TUFCO INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             For the three months ended August 31, 1999 and 1998
                                  Unaudited



                                         1999              1998
                                    ------------------------------------

NET  SALES:
      Trade                         $   1,555,578     $   1,272,923
      Affiliates                          188,876           109,644
                                    -------------------------------------
                                        1,744,454         1,382,567
                                    ------------------------------------

Cost of sales                           1,153,592           933,218
Selling expenses                           62,198            35,037
General and administrative expenses       281,818           239,638
Other income                                  (60)          (40,697)
                                    -------------------------------------
                                        1,497,548         1,167,196
                                    -------------------------------------
Income before taxes                       246,906           215,371
                                    -------------------------------------
Provision for income taxes
      Current                              97,344            88,010
      Deferred                               (399)               34
                                    -------------------------------------
                                           96,945            88,044
                                    -------------------------------------
Net Income                          $     149,961      $    127,327
                                    =====================================


INCOME PER SHARE:

Net income                          $     0.02153     $    0.01828
                                    =====================================
Weighted average number of
  shares outstanding                    6,965,800        6,965,800
                                    =====================================

                          TUFCO INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the three months ended August 31, 1999 and 1998
                                  Unaudited





                                             1999                1998
                                    -------------------------------------
NET  SALES PROVIDED BY (USED IN)
  Operating Activities              $       87,129    $         66,225
                                    -------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment       (23,439)                  0
  Proceeds from sale of property and             0               7,500
     equipment
                                    -------------------------------------

  Net cash provided by (used in)           (23,439)              7,500
     investing activities           -------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from long-term debt             467,187                   0
  Principal payments on long-term de      (479,096)            (12,272)
  Collection of capital contributions
     receivable                                  0               1,000
  Employer loan for purchase of ESOP       (45,318)            (48,688)
                                    -------------------------------------

  Net cash used in financing activit       (57,227)            (59,960)
                                    -------------------------------------



INCREASE (DECREASE) IN CASH                  6,463              13,765

CASH, BEGINNING OF PERIOD                    9,648               1,137
                                    -------------------------------------
CASH, END OF PERIOD                 $       16,111      $       14,902
                                    =====================================

                          TUFCO INTERNATIONAL, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  Unaudited





NOTE  1:    BASIS  OF  PRESENTATION

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally required by generally accepted accounting principles for complete financial statements or those normally made in the Company's annual Form 10-KSB filing. Accordingly, the reader of these financial statements may wish to refer to the Company's financial statements for the year ended May 31, 1999 included in the Company's Form 10-KSB for further information.

The financial information has been prepared in accordance with generally accepted accounting principles and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The condensed consolidated results of operations for the three months ended August 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

                                PART I - ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company is engaged in the business of selling and installing industrial flooring systems. The following Management's Discussion and Analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's Form 10-KSB for the year ended May 31, 1999.

Financial Condition

      Total assets at August 31, 1999 were $2,930,654 compared to $2,851,885 at the year ended May 31, 1999. The Company's cash position remains limited, $16,111 at August 31, 1999 compared to $9,648 at May 31, 1999. During the last several years, the Company's cash position has been limited and its ability to expand its operations in a meaningful way is restricted by its limited cash position.

      Receivables from non-affiliates decreased from $1,176,403 at May 31, 1999 to $1,062,684 at August 31, 1999 a decrease of approximately 9.67%. This decrease was primarily the result of increased collections. Receivables from affiliates were up slightly from $313,636 at May 31, 1999 to $548,464 at August 31, 1999.

      Inventories decreased to $470,674 at August 31, 1999 compared to $509,473 at May 31, 1999.

      The Company does not currently have any lines of credit and has historically borrowed short term funds from its affiliates and from commercial banks for working capital. At August 31, 1999, the Company had total liabilities to banks of $460,236 which $47,918 was classified as current debt. At May 31, 1999, the Company had total liabilities to banks of $468,840 of which $47,158 was classified as current debt. This loan is secured by the Company's real property and is guaranteed by Brent Mills, officer and director of the Company.

      At August 31, 1999, total liabilities were $1,674,199 compared to $1,680,848 at May 31, 1999.

Results of Operations

      The Company's revenues are primarily attributed to the sale of flooring components to franchisees and licensees, the sale and installation of complete flooring jobs by the Company.

      Total net sales for the three month period ended August 31, 1999, were $1,744,454 compared to $1,382,567 for the three month period ended August 31, 1998, an increase of approximately 26.17%. The increase in sales was primarily attributable to an increase in installations performed by the Company's franchises.

      Operating Expenses. Cost of sales during the three month period ended August 31, 1999 was 66% compared to 67% for the three month period ended August 31, 1998.

      For the three month period ended August 31, 1999, total general and administrative expenses were $281,818 (approximately 16% of total sales) compared to $239,638 (17% of total sales) for the three month period ended August 31, 1998.

      Selling expenses increased for the three month period ended August 31, 1999 to $62,198 (4% of total sales) compared to $35,037 (3% of total sales) for the three months ended August 31, 1998.

      Total cost of sales and operating expenses for the three month period ended August 31, 1999 were $1,497,548 (86% of total sales) compared to $1,167,196 (84% of total sales) for the three month period ended August 31, 1998.

      Net Income. For the three month period ended August 31, 1999, the Company had net income of $149,961 compared to net income of $127,327 for the three month period ended August 31, 1998.

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

Dated: November 9, 1999.            TUFCO INTERNATIONAL, INC.


                                    By
                                         Brent E. Mills
                                         President
                                         Principal Executive Officer