Form 10QSB
period 1999-11-30
TUFCO INTERNATIONAL INC
filed 2000-02-15
CIK 808714

===============================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                   FORM 10-QSB
                                  ------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended November 30, 1999

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


       Registrant's telephone no., including area code: (501) 736-2201
     -------------------------------------------------------------------

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

Common Stock outstanding at February 10, 2000 - 6,965,800 shares of $.001 par value Common Stock.


                  DOCUMENTS INCORPORATED BY REFERENCE: NONE


===============================================================================

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                           TUFCO INTERNATIONAL, INC.


                    For the Quarter Ended November 30, 1999



      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                      Page of
                                                                     Form 10-Q
                                                                    -----------
Item 1Financial Statements:
          Condensed Consolidated Balance Sheet--November 30, 1999.       3
          Condensed Consolidated Statements of Income for the three
           and six months ended November 30, 1999 and 1998........       5
          Condensed Consolidated Statements of Cash Flows--for the
            three and six months ended November 30, 1999 and 1998.       6
          Notes to Condensed Consolidated Financial Statements....       7

Item 2Management's Discussion and Analysis of Financial Condition
          and Results of Operations...............................       8



                         PART II - OTHER INFORMATION
                                                                         Page
                                                                        ------
Item 1.   Legal Proceedings                                               11

Item 2.   Changes in Securities                                           11

Item 3.   Defaults Upon Senior Securities                                 11

Item 4.   Submission of Matters to a Vote of Security Holders             11

Item 5.   Other Information                                               11

Item 6(a).Exhibits                                                        11

Item 6(b).Reports on Form 8-K                                             11

                          TUFCO INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              NOVEMBER 30, 1999
                                   Unaudited



ASSETS
CURRENT  ASSETS:
      Cash                                            $       19,767
      Accounts and notes receivable, less allowance
        for doubtful accounts of $285,000
            Trade                                          1,189,614
            Affiliates                                       447,064
      Inventories                                            444,370
      Deferred income tax benefits                           117,375
      Other current assets                                    35,894
                                                      ------------------
                                                           2,254,084
                                                      ------------------

      Property and equipment                               1,158,381
      Accumulated depreciation                               499,928
                                                      ------------------
                                                             658,453
                                                      ------------------

      Reacquired franchise territory                         356,558
      Accumulated amortization                               315,351
                                                      ------------------
                                                              41,207
                                                      ------------------

      Other assets                                             3,705
                                                      ------------------
                                                      $    2,957,449
                                                      ==================

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
CURRENT  LIABILITIES:
      Current maturities of long-term debt            $       64,502
      Trade accounts payable                               1,048,068
      Income taxes payable                                   224,450
      Accrued expenses                                        33,521
                                                      ------------------
                                                           1,370,541
                                                      ------------------

LONG-TERM DEBT                                               400,782
                                                      ------------------

DEFERRED INCOME TAXES                                         28,383
                                                      ------------------

COMMON  STOCKHOLDERS'  EQUITY:
      Common stock,$.001 par value; authorized 50,000,000
         shares; issued and outstanding 6,965,800 shar         6,966
      Retained earnings                                    1,505,491
      Other common stockholders' equity                     (354,714)
                                                      ------------------
                                                           1,157,743
                                                      ------------------
                                                      $    2,957,449
                                                      ==================

                          TUFCO INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     For the three months and six months ended November 30,1999 and 1998
                                  Unaudited


                                          1999                          1998
                              --------------------------------------------------------
                                3 MONTHS       6 MONTHS       3 MONTHS       6 MONTHS
                              --------------------------------------------------------
NET  SALES:
      Trade                   $ 1,555,752    $ 3,111,330    $ 1,433,235    $ 2,706,158
      Affiliates                   75,256        264,132        133,842        243,486
                              --------------------------------------------------------
                                1,631,008      3,375,462      1,567,077      2,949,644
                              --------------------------------------------------------


Cost of sales                   1,102,170      2,255,762      1,054,471     1,987,689
Selling expenses                  119,616        181,814         99,062       134,099
General and administrati          322,999        604,817        331,691       571,329
Bad debts                          49,806         49,806              0             0
Other income                      (77,357)       (77,407)       (28,864)      (69,561)
                              --------------------------------------------------------
                                1,517,244      3,014,792      1,456,360     2,623,556
                              --------------------------------------------------------
Income before income taxes        113,764        360,670        110,717       326,088
                              --------------------------------------------------------
Provision for income taxes
      Current                      66,937        164,281         50,032        138,042
      Deferred                    (18,760)       (19,159)        (2,210)        (2,176)
                              --------------------------------------------------------
                                   48,177        145,122         47,822        135,866
                              --------------------------------------------------------
Net Income                    $    65,587     $  215,548     $   62,895     $  190,222
                              ========================================================
EARNINGS PER SHARE:

Net income                    $   0.00942     $  0.03094     $  0.00903     $  0.02731
                              ========================================================
Weighted average number of
  shares outstanding            6,965,800      6,965,800      6,965,800      6,965,800
                              ========================================================

                          TUFCO INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the three months and six months ended November 30, 1999 and 1998
                                  Unaudited



                                               1999                          1998
                                   --------------------------------------------------------
                                     3 MONTHS       6 MONTHS       3 MONTHS       6 MONTHS
                                   --------------------------------------------------------

NET  SALES PROVIDED BY (USED IN)
  Operating Activities              $ 209,003      $ 296,132      $  93,652     $  159,877
                                   --------------------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equ        (30,252)       (53,691)             0             0
  Proceeds from sale of proper          5,000          5,000         11,000        18,500
     and equipment
                                   --------------------------------------------------------

  Net cash provided by (used in)      (25,252)       (48,691)        11,000        18,500
     investing activities          --------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from long-term debt                       467,187
  Principal payments on long-t        (15,796)      (494,892)       (12,416)      (24,688)
  Collection of capital contri              0              0          1,500         2,500
   Employer loan for purchase        (164,299)      (209,617)       (94,969)     (143,657)
                                   -------------------------------------------------------
  Net cash used in financing a       (180,095)      (237,322)      (105,885)     (165,845)
                                   --------------------------------------------------------



INCREASE (DECREASE) IN CASH             3,656         10,119         (1,233)       12,532

CASH, BEGINNING OF PERIO               16,111          9,648         14,902         1,137
                                   --------------------------------------------------------
CASH, END OF PERIOD                $   19,767     $   19,767     $   13,669    $   13,669
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

The financial information has been prepared in accordance with generally accepted accounting principles and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The condensed consolidated results of operations for the three months and six months ended November 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

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

Financial Condition

      Total assets at November 30, 1999 were $2,957,449 compared to $2,851,885 at the year ended May 31, 1999. The Company's cash position remains limited, $19,767 at November 30, 1999 compared to $9,648 at May 31, 1999. During the last several years, the Company's cash position has been limited and its ability to expand its operations in a meaningful way is restricted by its limited cash position.

      Receivables from non-affiliates increased from $1,176,403 at May 31, 1999 to $1,189,614 at November 30, 1999 an increase of approximately 1.12%. Receivables from affiliates were up from $313,636 at May 31, 1999 to $447,064 at November 30, 1999.

      Inventories decreased to $444,370 at November 30, 1999 compared to $509,473 at May 31, 1999.

      The Company does not currently have any lines of credit and has historically borrowed short term funds from its affiliates and from commercial banks for working capital. At November 30, 1999, the Company had total liabilities to banks of $447,818 which $53,726 was classified as current debt. At May 31, 1999, the Company had total liabilities to banks of $468,840 of which $47,158 was classified as current debt. This loan is secured by the Company's real property and is guaranteed by Brent Mills, officer and director of the Company.

      At November 30, 1999, total liabilities were $1,799,706 compared to $1,680,848 at May 31, 1999.

Results of Operations

      The Company's revenues are primarily attributed to the sale of flooring components to franchisees and licensees, the sale and installation of complete flooring jobs by the Company.

      Total net sales for the three month period ended November 30, 1999, were $1,631,008 compared to $1,567,077 for the three month period ended November 30, 1998, an increase of approximately 4.08%. The increase in sales was primarily attributable to an increase in installations performed by the Company's franchises. Total net sales for the six months ended November 30, 1999 were $3,375,462 compared to $2,949,644 for the six months ended November 30, 1998, an increase of 14.4%.

      Operating  Expenses.  Cost of sales  during the three month  period  ended
November 30, 1999 was 68% compared to 67% for the three month period ended November 30, 1998. Cost of sales during the six month period ended November 30, 1999 was 67%, the same as for the six month period ended November 30, 1998.

      For the three month period ended November 30, 1999, total general and administrative expenses were $322,999 (approximately 20% of total sales) compared to $331,691 (21% of total sales) for the three month period ended November 30, 1998. For the six month period ended November 30, 1999, total general and administrative expenses were $604,817 (approximately 18% of total sales), compared to $571,329 for the six months ended November 30, 1998 (19% of total sales).

      Selling expenses increased for the three month period ended November 30, 1999 to $119,616 (7% of total sales) compared to $99,062 (6% of total sales) for the three months ended November 30, 1998. Selling expenses for the six month period ended November 30, 1999 were $181,814 (5% of total sales) compared to $134,099 for the six month period ended November 30, 1998 (5% of total sales).

      Total cost of sales and operating expenses for the three month period ended November 30, 1999 were $1,544,785 (95% of total sales) compared to $1,485,224 (95% of total sales) for the three month period ended November 30, 1998. For the six month period ended November 30, 1999, total cost of sales and operating expenses for the six month period ended November 30, 1999 were $3,042,393 (90% of total sales) compared to $2,693,117 for the six month period ended November 30, 1998 (91% of total sales).

      Net Income. For the three month period ended November 30, 1999, the Company had net income of $65,587 compared to net income of $62,895 for the three month period ended November 30, 1998. For the six month period ended November 30, 1999, the Company had net income of $215,548 compared to $190,222 for the six month ended November 30, 1998.

Inflation

      The Company's business and operations have not been materially affected by inflation during the past year and the current fiscal year.

Year 2000

      The Company has not experienced any system failures relating to Y2K and does not anticipate future problems from internal systems or the systems of its major suppliers or customers. The Company has experienced some payment delays from customers but does not anticipate any significant long term delays.

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

Dated: February 14, 2000.           TUFCO INTERNATIONAL, INC.



                                    By   /s/ Brent E. Mills
                                   -------------------------
                                         Brent E. Mills
                                         President
                                         Principal Executive Officer