Form 10QSB
period 2000-02-29
TUFCO INTERNATIONAL INC
filed 2000-05-24
CIK 808714

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------


                                   FORM 10-QSB
                                  ------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended February 29, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       Commission file number 33-10984-LA
                                  ------------



                            TUFCO INTERNATIONAL, INC.
           (Name of Small Business Issuer as specified in its charter)

                     Nevada                               95-4071623
                 -------------                       --------------------
          (State or other jurisdiction of              (I.R.S. employer
           incorporation or organization)             identification No.)


                         Pioneer Lane, Gentry, AR 72734
                    ----------------------------------------
                    (Address of principal executive offices)


         Registrant's telephone no., including area code: (501) 736-2201
       ------------------------------------------------------------------


                                    No Change
                      ------------------------------------
              Former name, former address, and former fiscal year,
                         if changed since last report.


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


                    For the Quarter Ended February 29, 2000



      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                        PART I - FINANCIAL INFORMATION
                                                                      Page of
                                                                     Form 10-Q

Item 1.  Financial Statements:
    Condensed Consolidated Balance Sheet--February 29, 2000.               3
    Condensed Consolidated Statements of Income for the three
      and nine months ended February 29, 2000 and February 28, 1999        5
    Condensed Consolidated Statements of Cash Flows--for the
      three and nine months ended February 29, 2000 and February 28, 1999  6
    Notes to Condensed Consolidated Financial Statements                   7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        8



                         PART II - OTHER INFORMATION
                                                                         Page

Item 1.   Legal Proceedings                                               11

Item 2.   Changes in Securities                                           11

Item 3.   Defaults Upon Senior Securities                                 11

Item 4.   Submission of Matters to a Vote of Security Holders             11

Item 5.   Other Information                                               11

Item 6(a).Exhibits                                                        11

Item 6(b).Reports on Form 8-K                                             11

                          TUFCO INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              FEBRUARY 29, 2000
                                  Unaudited



ASSETS
CURRENT  ASSETS:
      Cash                                                     $         9,388
      Accounts and notes receivable, less allowance
        for doubtful accounts of $235,000
            Trade                                                    1,213,177
            Affiliates                                                 417,133
      Inventories                                                      563,572
      Deferred income tax benefits                                      98,230
      Other current assets                                              41,197
                                                            ------------------
                                                                     2,342,697
                                                            ------------------

      Property and equipment                                         1,178,778
      Accumulated depreciation                                         517,894
                                                            ------------------
                                                                       660,884
                                                            ------------------

      Reacquired franchise territory                                   356,558
      Accumulated amortization                                         356,558
                                                            ------------------
                                                                             0
                                                            ------------------

      Other assets                                                      64,564
                                                            ------------------
                                                                  $  3,068,145
                                                            ==================

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
CURRENT  LIABILITIES:
      Current maturities of long-term debt                      $       42,779
      Trade accounts payable                                         1,169,458
      Income taxes payable                                             179,280
      Accrued expenses                                                  33,318
                                                            ------------------
                                                                     1,424,835
                                                            ------------------

LONG-TERM DEBT                                                         407,476
                                                            ------------------

DEFERRED INCOME TAXES                                                   29,328
                                                            ------------------

COMMON  STOCKHOLDERS'  EQUITY:
      Common stock,$.001 par value; authorized 50,000,000
         shares; issued and outstanding 6,965,800 shares                 6,966
      Retained earnings                                              1,423,108
      Other common stockholders' equity                               (223,568)
                                                            ------------------
                                                                     1,206,506
                                                            ------------------
                                                                   $ 3,068,145
                                                            ==================

                          TUFCO INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  For the three months and nine months ended
                    February 29, 2000 and February 28, 1999
                                  Unaudited




                                       2000                    1999
                              -------------------------------------------------
                                3 MONTHS   9 MONTHS      3 MONTHS    9 MONTHS
                              -------------------------------------------------
NET  SALES:
      Trade                   $ 1,722,145  $4,833,475   $1,223,405  $3,929,563
      Affiliates                  163,092     427,224       88,650     332,136
                              -------------------------------------------------
                                1,885,237   5,260,699    1,312,055   4,261,699
                              -------------------------------------------------

Cost of sales                   1,237,794   3,493,556      885,706   2,873,395
Selling expenses                   80,768     262,582       70,947     205,046
General and administrati          384,249     989,066      342,377     913,706
Bad debts                          18,691      68,497       37,019      37,019
Other income                       (3,679)    (81,086)     (36,463)   (106,024)
                              -------------------------------------------------
                                1,717,823   4,732,615    1,299,586   3,923,142
                              -------------------------------------------------
Income  before income taxes       167,414     528,084       12,469     338,557
                              -------------------------------------------------
Provision (credit) for income taxes
      Current                     (45,170)    119,111      (27,447)    110,595
      Deferred                     20,090         931         (535)     (2,711)
                              -------------------------------------------------
                                  (25,080)    120,042      (27,982)    107,884
                              -------------------------------------------------
Net Income                    $   192,494   $ 408,042   $   40,451   $ 230,673
                              =================================================


EARNINGS PER SHARE:

Net income (loss)             $   0.02763   $ 0.05858   $   0.00581  $ 0.03312
                              =================================================
Weighted average number of
  shares outstanding            6,965,800   6,965,800     6,965,800  6,965,800
                              =================================================

                          TUFCO INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the three months and nine months ended
                   February 29, 2000 and February 28, 1999
                                  Unaudited



                                                           2000                    1999
                                                  --------------------------------------------
                                                    3 MONTHS   9 MONTHS    3 MONTHS   9 MONTHS
                                                  --------------------------------------------

NET  SALES PROVIDED BY (USED IN)
  Operating Activities                             $ 172,534   $ 252,971   $ 93,094   $252,971
                                                  --------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                 (20,397)    (74,088)
  Proceeds from sale of property and equipment                     5,000                18,500
                                                  --------------------------------------------

  Net cash provided by (used in)                     (20,397)    (69,088)               18,500
   investing activities                           --------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                                   467,187
  Principal payments on long-t                       (15,029)   (509,921)   (12,614)  (37,302)
  Collection of capital contributions receivable                              2,000     4,500
  Net employer advances for purchase                 131,145     (78,472)    57,393   (86,264)
     of ESOP shares
  Dividends paid                                    (278,632)   (278,632)  (139,316) (139,316)

                                                  --------------------------------------------

  Net cash used in financing activities             (162,516)   (399,838)   (92,537) (258,382)
                                                  --------------------------------------------



INCREASE (DECREASE) IN CASH                          (10,379)       (260)       557    13,089

CASH, BEGINNING OF PERIO                              19,767       9,648     13,669     1,137
                                                  --------------------------------------------
CASH, END OF PERIOD                                $   9,388     $ 9,388    $14,226  $ 14,226
                                                  ============================================


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

The financial information has been prepared in accordance with generally accepted accounting principles and has not been audited. In the opinion of management, the information presented reflects all adjustments necessary for a fair statement of interim results. All such adjustments are of a normal and recurring nature. The condensed consolidated results of operations for the six months and nine months ended February 29, 2000 and February 28, 1999 are not necessarily indicative of the operating results for the full year.

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

Financial Condition

      Total assets at February 29, 2000 were $3,068,145 compared to $2,851,885 at the year ended May 31, 1999. The Company's cash position remains limited, $9,388 at February 29, 2000 compared to $9,648 at May 31, 1999. During the last several years, the Company's cash position has been limited and its ability to expand its operations in a meaningful way is restricted by its limited cash position.

      Receivables from non-affiliates increased slightly from $1,176,403 at May 31, 1999 to $1,213,177 at February 29, 2000 an increase of approximately 3.13%. Receivables from affiliates were up from $313,636 at May 31, 1999 to $417,133 at February 29, 2000.

      Inventories increased to $563,572 at February 29, 2000 compared to $509,473 at May 31, 1999.

      The Company does not currently have any lines of credit and has historically borrowed short term funds from its affiliates and from commercial banks for working capital. At February 29, 2000, the Company had total liabilities to banks of $436,242 which $34,785 was classified as current debt. At May 31, 1999, the Company had total liabilities to banks of $450,255 of which $42,779 was classified as current debt. This loan is secured by the Company's real property and is guaranteed by Brent Mills, officer and director of the Company.

      At February 29, 2000, total liabilities were $1,861,639 compared to $1,680,848 at May 31, 1999.

Results of Operations

      The Company's revenues are primarily attributed to the sale of flooring components to franchisees and licensees, the sale and installation of complete flooring jobs by the Company.

      Total net sales for the six month period ended February 29, 2000, were $1,885,237 compared to $1,312,055 for the six month period ended February 29, 2000, an increase of approximately 43.691%. The increase in sales was attributable to an increase in both installations performed by the Company and its franchises. Total net sales for the nine months ended February 29, 2000 were $5,260,699 compared to $4,261,699 for the nine months ended February 29, 2000, an increase of 23.44%.

      Operating  Expenses.  Cost of sales  during the three month  period  ended
February 29, 2000 was 66% compared to 68% for the three month period ended February 28, 1999. Cost of sales during the nine month period ended February 29, 2000 was 66%, compared to 67% for the nine month period ended February 28, 1999.

      For the three month period ended February 29, 2000, total general and administrative expenses were $384,249 (approximately 20% of total sales) compared to $342,377 (26% of total sales) for the three month period ended February 28, 1999. For the nine month period ended February 29, 2000, total general and administrative expenses were $989,066 (approximately 19% of total sales), compared to $913,706 for the nine months ended February 28, 1999 (21% of total sales).

      Selling expenses increased for the three month period ended February 29, 2000 to $80,768 (4% of total sales) compared to $70,947 (5% of total sales) for the three months ended February 28, 1999. Selling expenses for the nine month period ended February 29, 2000 were $262,582 (5% of total sales) compared to $205,046 for the nine month period ended February 28, 1999 (5% of total sales).

      Total cost of sales and operating expenses for the three month period ended February 29, 2000 were $1,717,823 (91% of total sales) compared to $1,299,586 (99% of total sales) for the three month period ended February 28, 1999. For the nine month period ended February 29, 2000, total cost of sales and operating expenses were $4,732,615 (90% of total sales) compared to $3,923,142 (92% of total sales) for the nine month period ended February 28, 1999.

      Net Income. For the three month period ended February 29, 2000, the Company had net income of $192,494 compared to net income of $40,451 for the three month period ended February 28, 1999. For the nine month period ended February 29, 2000, the Company had net income of $408,042 compared to $230,673 for the nine month ended February 28, 1999.

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

Item 5.       Other Information.  None.

Item 6(a).    Exhibits.  None.

Item 6(b).    Reports on Form 8-K. None

                                   SIGNATURE

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 19, 2000.                      TUFCO INTERNATIONAL, INC.



                                    By   /s/ Brent E.  Mills
                                        -------------------------------
                                         Brent E. Mills
                                         President
                                         Principal Executive Officer